Form 10-Q
period 1995-03-31
CNL INCOME FUND III LTD
filed 1995-05-15
CIK 817845

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1995
                               -----------------------------------

                                       OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------


                             Commission file number
                                     0-16850
                              ----------------------


                    CNL Income Fund III, Ltd.
- - - - - - --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                             59-2809460
- - - - - - -----------------------------        -------------------------------
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organiza-             Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                32801
- - - - - - -----------------------------        -------------------------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                      (407) 422-1574
                                     -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No
                                                     ---------     ---------


                                    CONTENTS
                                    --------


Part I                                                            Page
                                                                  ----

  Item 1.  Financial Statements:

    Condensed Balance Sheets                                      1

    Condensed Statements of Income                                2

    Condensed Statements of Partners' Capital                     3

    Condensed Statements of Cash Flows                            4

    Notes to Condensed Financial Statements                       5

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                6-9


Part II

  Other Information                                               10


                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                  March 31,      December 31,
            ASSETS                                  1995             1994
                                                 -----------     ------------
Land and buildings on operating
  leases, less accumulated
  depreciation of $3,009,258 and
  $2,900,784                                     $17,842,795     $17,951,269
Investment in direct financing
  lease                                              549,098         550,372
Investment in joint venture                          669,652         689,326
Cash and cash equivalents                            478,357         505,374
Receivables, less allowance for
  doubtful accounts of $339,324
  and $310,507                                        81,741         115,977
Prepaid expenses                                       2,618           3,823
Lease costs, less accumulated
  amortization of $1,112 and $962                     10,888          11,038
Accrued rental income                                 96,150          89,232
Other assets                                          29,354          29,354
                                                 -----------     -----------

                                                 $19,760,653     $19,945,765
                                                 ===========     ===========

  LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                 $    10,814     $    19,293
Accrued and escrowed real estate
  taxes payable                                       30,504          94,138
Distributions payable                                594,000         594,000
Due to related parties                                14,566           2,337
Rents paid in advance                                 44,708          38,864
                                                 -----------     -----------
    Total liabilities                                694,592         748,632

Minority interest                                    146,186         147,004

Partners' capital                                 18,919,875      19,050,129
                                                 -----------     -----------

                                                 $19,760,653     $19,945,765
                                                 ===========     ===========

                 See accompanying notes to financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                             Quarter Ended
                                                               March 31,
                                                           1995        1994
                                                         --------    --------
Revenues:
  Rental income from operating leases                    $562,798    $561,157
  Earned income from direct financing
    lease                                                  18,116      17,475
  Contingent rental income                                 33,773      28,330
  Interest and other income                                 5,402      21,401
                                                         --------    --------
                                                          620,089     628,363
                                                         --------    --------

Expenses:
  General operating and administrative                     25,688      25,511
  Professional services                                     4,069       6,027
  Real estate taxes                                         5,981          -
  Other taxes                                              11,090          -
  Depreciation and amortization                           108,624     108,619
                                                         --------    --------
                                                          155,452     140,157
                                                         --------    --------

Income Before Minority Interest in
  Income of Consolidated Joint
  Venture and Equity in Earnings of
  Unconsolidated Joint Venture                            464,637     488,206

Minority Interest in Income of
  Consolidated Joint Venture                               (4,232)     (4,339)

Equity in Earnings of Unconsolidated
  Joint Venture                                             3,341       3,472
                                                         --------    --------

Net Income                                               $463,746    $487,339
                                                         ========    ========

Allocation of Net Income:
  General partners                                       $  4,637    $  4,873
  Limited partners                                        459,109     482,466
                                                         --------    --------

                                                         $463,746    $487,339
                                                         ========    ========


Net Income Per Limited Partner Unit                      $   9.18    $   9.65
                                                         ========    ========

                 See accompanying notes to financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                               Quarter Ended      Year Ended
                                                 March 31,       December 31,
                                                   1995              1994
                                               -------------     ------------
General partners:
  Beginning balance                             $   289,252      $   270,666
  Net income                                          4,637           18,586
                                                -----------      -----------
                                                    293,889          289,252
                                                -----------      -----------

Limited partners:
  Beginning balance                              18,760,877       19,296,858
  Net income                                        459,109        1,840,019
  Distributions                                    (594,000)      (2,376,000)
                                                -----------      -----------
                                                 18,625,986       18,760,877
                                                -----------      -----------

Total partners' capital                         $18,919,875      $19,050,129
                                                ===========      ===========

                 See accompanying notes to financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                          Quarter Ended
                                                             March 31,
                                                        1995          1994
                                                     ---------      ---------
Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                     $ 572,033      $ 591,478
                                                     ---------      ---------

    Cash Flows from Investing
      Activities:
        Collections on loans                                -           6,903
        Payment of lease costs                              -          (4,000)
                                                     ---------      ---------
            Net cash provided by
              investing activities                          -           2,903
                                                     ---------      ---------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                                    (594,000 )     (594,000)
        Distributions to holders of
          minority interest                             (5,050 )       (5,026)
                                                     ---------      ---------
            Net cash used in financing
              activities                              (599,050 )     (599,026)
                                                     ---------      ---------

Net Decrease in Cash and Cash
  Equivalents                                          (27,017 )       (4,645)

Cash and Cash Equivalents at Beginning
  of Quarter                                           505,374        515,863
                                                     ---------      ---------

Cash and Cash Equivalents at End of
  Quarter                                            $ 478,357      $ 511,218
                                                     =========      =========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and unpaid
      at end of quarter                              $ 594,000      $ 594,000
                                                     =========      =========

                 See accompanying notes to financial statements.


                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1995, may not be indicative of the results that may be expected for the year ending December 31, 1995.

      These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund III, Ltd. (the "Partnership") for the year ended December 31, 1994.

      The Partnership accounts for its 69.07% interest in the accounts of Tuscawilla Joint Venture under the full consolidation method. All significant intercompany accounts and transactions have been eliminated.

      Net income per limited partner unit is calculated based upon the weighted average number of units of limited partnership interest outstanding during each period. The weighted average number of limited partner units outstanding for each of the quarters ended March 31, 1995 and 1994 was 50,000.

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The statement, which is effective for fiscal years beginning after December 15, 1995, requires that an entity review long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Partnership plans to adopt this standard in 1996 and does not expect compliance with such standard to have a material effect, if any, on the Partnership's financial position or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund III, Ltd. (the "Partnership") is a Florida limited partnership that was organized on June 1, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of selected national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1995, the Partnership owned 32 Properties, including interests in two Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources
- - - - - - -------------------------------

      The Partnership's primary source of capital for the quarters ended March 31, 1995 and 1994, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $572,033 and $591,478 for the quarters ended March 31, 1995 and 1994, respectively. The decrease in cash from operations for the quarter ended March 31, 1995, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below.

      In August 1994, the Partnership entered into an agreement with the tenant of the Po Folks Property in Hagerstown, Maryland, providing for the payment to the Partnership of $250,525 of past due rental amounts on a weekly basis over a period of approximately 60 months. During the quarter ended March 31, 1995, the tenant discontinued payment of the base rental income as provided in its lease agreement. In addition, as of March 31, 1995, the Partnership had not received any payments relating to the $250,525 of past due rental amounts and was negotiating to sell the Property and accept a promissory note for a portion of the sales price. In connection with the sale, the Partnership is expected to accept a settlement of ten percent of the gross arrearages due, or approximately $27,500. The amount of arrearages included in receivables at March 31, 1995 and December 31, 1994, is $27,529 and $0, respectively, which is net of an allowance for doubtful accounts of $247,762 and $234,443, respectively.

      During 1994, the Partnership received a judgment in bankruptcy relating to the former tenant of the Property in Canton Township, Michigan, for an amount equal to $3,324 as payment in full of all past due amounts owed to the Partnership. Payment was due in 60 monthly installments of $66, including interest at a rate of seven percent per annum, commencing on November 1, 1994. The Partnership received no payments relating to this judgment and negotiated with the former tenant a reduced lump sum settlement of $2,588, which was received during the quarter ended March 31, 1995.

      Currently, rental income from the Partnership's Properties is invested in money market accounts and other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1995, the Partnership had $478,357 invested in such short-term investments as compared to $505,374 at December 31, 1994. The funds remaining at March 31, 1995, will be used towards the payment of distributions and other liabilities.

      Total liabilities of the Partnership, including distributions payable, decreased to $694,592 at March 31, 1995, from $748,632 at December 31, 1994, primarily as a result of the Partnership's payment of real estate taxes accrued at December 31, 1994, relating to the Property in Chicago, Illinois, which the Partnership paid due to the tenant's default under the terms of its lease. Liabilities also decreased as a result of the Partnership's payment of real estate taxes that had been escrowed at December 31, 1994. Liabilities at March 31, 1995, to the extent they exceed cash and cash equivalents at March 31, 1995, will be paid from future cash from operations and, in the event the general partners elect to make additional capital contributions, from future general partner capital contributions.

      Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $594,000 for each of the quarters ended March 31, 1995 and 1994. This represents distributions for each applicable quarter of $11.88 per unit. No distributions were made to the general partners for the quarters ended March 31, 1995 and 1994. No amounts distributed or to be distributed to the limited partners for the quarters ended March 31, 1995 and 1994, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions.

      The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

      The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

Results of Operations
- - - - - - ---------------------

      During the quarters ended March 31, 1995 and 1994, the Partnership and its consolidated joint venture, Tuscawilla Joint Venture, earned $580,914 and $578,632, respectively, in rental income from operating leases and earned income from the direct financing lease. In addition, for the quarters ended March 31, 1995 and 1994, the Partnership earned $33,773 and $28,330, respectively, in contingent rental income. The increase in rental and earned income during the quarter ended March 31, 1995, as compared to the quarter ended March 31, 1994, was partially attributable to an increase of approxi-mately $26,700 as the result of the Partnership's increasing its allowance for doubtful accounts by approximately $9,600 during the quarter ended
March 31, 1995, as compared to approximately $36,300 during the quarter ended March 31, 1994, for rental amounts relating to the Po Folks Property in Hagerstown, Maryland, as discussed above in "Liquidity and Capital Resources."

      The increase in rental and earned income during the quarter ended March 31, 1995, as compared to the quarter ended March 31, 1994, was partially offset by a decrease of approximately $16,700 as the result of the Partnership's increasing its allowance for doubtful accounts for rental amounts relating to the Property in Page, Arizona. In addition, rental and earned income decreased approximately $8,400 during the quarter ended March 31, 1995, as compared to the quarter ended March 31, 1994, due to the fact that in 1994, the lease relating to the Property in Hazard, Kentucky, was amended to provide for payment of reduced annual base rent with no scheduled rent increases. However, the lease amendment provides for a lower percentage rent breakpoint, as compared to the original lease agreement, which is designed to result in higher annual percentage rent payments at any time that percentage rent becomes payable. Total rental payments under the amended lease are expected to equal or be greater than the original lease.

      The increase in contingent rental income during the quarter ended March 31, 1995, as compared to the quarter ended March 31, 1994, is partially attributable to increased gross sales of certain restaurant Properties requiring the payment of contingent rental income. Contingent rental income also increased as the result of a lower percentage rent breakpoint provided for in the lease amendment for the Property in Hazard, Kentucky, as described above.

      For the quarters ended March 31, 1995 and 1994, the Partnership also earned $3,341 and $3,472, respectively, attributable to net income earned by Titusville Joint Venture in which the Partnership is a co-venturer.

      Interest and other income during the quarter ended March 31, 1995, decreased to $5,402, as compared to $21,401 for the quarter ended March 31, 1994, primarily as the result of proceeds received by the Partnership during the quarter ended March 31, 1994, for the taking of an easement relating to one of its Properties. No such transaction occurred during the quarter ended March 31, 1995.

      Operating expenses, excluding depreciation and amortization, were $46,828 and $31,538 (7.6% and 5.0% of gross revenues, including equity in earnings of the unconsolidated joint venture and net of minority interest in consolidated joint venture) for the quarters ended March 31, 1995 and 1994, respectively. The increase in operating expenses during the quarter ended March 31, 1995, as compared to the quarter ended March 31, 1994, is primarily attributable to the Partnership's payment of certain taxes relating to the filing of various state tax returns during the quarter ended March 31, 1995, which in the previous year were paid during the quarter ended June 30, 1994. Operating expenses also increased during the quarter ended March 31, 1995, due to the Partnership's accruing real estate taxes relating to the Property in Chicago, Illinois. Payment of these taxes remains the responsibility of the tenant of this Property; however, because of the current financial difficulties of the tenant, the general partners believe the tenant's ability to pay these expenses is doubtful. The Partnership intends to pursue collection from the tenant of any such amounts paid by the Partnership and will recognize such amounts as income if collected.

      The increase in operating expenses was partially offset by a decrease in administrative expenses associated with the processing services provided for investors.


                           PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings.  Inapplicable.
            -----------------

Item 2.     Changes in Securities.  Inapplicable.
            ---------------------

Item 3.     Defaults upon Senior Securities.  Inapplicable.
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended March 31, 1995.



                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 8th day of May, 1995.

                              CNL INCOME FUND III, LTD.

                              By:   CNL REALTY CORPORATION
                                    General Partner

                                    By:   /s/ James M. Seneff, Jr.
                                          -------------------------
                                          JAMES M. SENEFF, JR.
                                          President and Principal
                                          Executive Officer

                                    By:   /s/ Robert A. Bourne
                                          -------------------------
                                          ROBERT A. BOURNE
                                          Treasurer and Principal
                                          Financial Officer