Form 10-Q
period 1995-06-30
CNL INCOME FUND III LTD
filed 1995-08-14
CIK 817845

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1995
                               -----------------------------------

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


                             CNL Income Fund III, Ltd.
       -------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


                  Florida                             59-2809460
       -----------------------------       -------------------------------
       (State or other jurisdiction              (I.R.S. Employer
       of incorporation or organiza-             Identification No.)
       tion)


       400 E. South Street, #500
       Orlando, Florida                                 32801
       -----------------------------       -------------------------------
       (Address of principal                          (Zip Code)
       executive offices)


       Registrant's telephone number
       (including area code)                      (407) 422-1574
                                          -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes     X      No
                                         ---------     ---------





                                    CONTENTS
                                    --------

Part I                                                            Page
                                                                  ----

  Item 1.  Financial Statements:

    Condensed Balance Sheets                                      1

    Condensed Statements of Income                                2

    Condensed Statements of Partners' Capital                     3

    Condensed Statements of Cash Flows                            4

    Notes to Condensed Financial Statements                       5

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                6-10


Part II

  Other Information                                               11




                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                  June 30,       December 31,
            ASSETS                                  1995             1994
                                                 -----------     ------------
Land and buildings on operating
  leases, less accumulated
  depreciation of $3,117,732 and
  $2,900,784                                     $17,734,321     $17,951,269
Investment in direct financing
  lease                                              547,781         550,372
Investment in joint venture                          668,569         689,326
Cash and cash equivalents                            460,090         505,374
Receivables, less allowance for
  doubtful accounts of $245,903
  and $310,507                                        80,693         115,977
Prepaid expenses                                       8,442           3,823
Lease costs, less accumulated
  amortization of $1,262 and $962                     10,738          11,038
Accrued rental income, less
  allowance for doubtful accounts
  of $29,500 in 1995                                  73,567          89,232
Other assets                                          29,354          29,354
                                                 -----------     -----------

                                                 $19,613,555     $19,945,765
                                                 ===========     ===========

  LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                 $     8,572     $    19,293
Accrued and escrowed real estate
  taxes payable                                       40,101          94,138
Distributions payable                                594,000         594,000
Due to related parties                                16,615           2,337
Rents paid in advance                                 37,162          38,864
                                                 -----------     -----------
    Total liabilities                                696,450         748,632

Minority interest                                    145,580         147,004

Partners' capital                                 18,771,525      19,050,129
                                                 -----------     -----------

                                                 $19,613,555     $19,945,765
                                                 ===========     ===========

                 See accompanying notes to financial statements.




                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                    Quarter Ended         Six Months Ended
                                      June 30,                June 30,
                                   1995       1994        1995        1994
                                 --------   --------   ----------  ----------
Revenues:
  Rental income from
    operating leases             $553,888   $530,613   $1,116,686  $1,091,770
  Earned income from
    direct financing
    lease                          18,074     19,036       36,190      36,511
  Contingent rental income         24,119     20,431       57,892      48,761
  Interest and other income         1,111      2,603        6,513      24,004
                                 --------   --------   ----------  ----------
                                  597,192    572,683    1,217,281   1,201,046
                                 --------   --------   ----------  ----------

Expenses:
  General operating and
    administrative                 29,012     37,590       54,700      63,101
  Professional services             8,375      9,128       12,444      15,155
  Real estate taxes                 4,507     38,204       10,488      38,204
  Other taxes                         232     12,100       11,322      12,100
  Depreciation and amorti-
    zation                        108,624    108,618      217,248     217,237
                                 --------   --------   ----------  ----------
                                  150,750    205,640      306,202     345,797
                                 --------   --------   ----------  ----------

Income Before Minority
  Interest in Income of
  Consolidated Joint Venture
  and Equity in Earnings of
  Unconsolidated Joint
  Venture                         446,442    367,043      911,079     855,249

Minority Interest in Income
  of Consolidated Joint
  Venture                          (4,319)    (4,244)      (8,551)     (8,583)

Equity in Earnings of Uncon-
  solidated Joint Venture           3,527      3,825        6,868       7,297
                                 --------   --------   ----------  ----------

Net Income                       $445,650   $366,624   $  909,396  $  853,963
                                 ========   ========   ==========  ==========

Allocation of Net Income:
  General partners               $  4,457   $  3,666   $    9,094  $    8,540
  Limited partners                441,193    362,958      900,302     845,423
                                 --------   --------   ----------  ----------

                                 $445,650   $366,624   $  909,396  $  853,963
                                 ========   ========   ==========  ==========

Net Income Per Limited
  Partner Unit                   $   8.82   $   7.26   $    18.01  $    16.91
                                 ========   ========   ==========  ==========

                 See accompanying notes to financial statements.




                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                            Six Months Ended      Year Ended
                                                June 30,         December 31,
                                                  1995               1994
                                            ----------------     ------------
General partners:
  Beginning balance                            $   289,252       $   270,666
  Net income                                         9,094            18,586
                                               -----------       -----------
                                                   298,346           289,252
                                               -----------       -----------

Limited partners:
  Beginning balance                             18,760,877        19,296,858
  Net income                                       900,302         1,840,019
  Distributions                                 (1,188,000)       (2,376,000)
                                               -----------       -----------
                                                18,473,179        18,760,877
                                               -----------       -----------

Total partners' capital                        $18,771,525       $19,050,129
                                               ===========       ===========

                 See accompanying notes to financial statements.




                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                        Six Months Ended
                                                            June 30,
                                                       1995          1994
                                                   -----------    -----------
Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                   $ 1,152,691    $ 1,145,563
                                                   -----------    -----------

    Cash Flows from Investing
      Activities:
        Collections on loans                                -          11,601
        Payment of lease costs                              -          (4,000)
                                                   -----------    -----------
            Net cash provided by
              investing activities                          -           7,601
                                                   -----------    -----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                                  (1,188,000)    (1,188,000)
        Distributions to holders of
          minority interest                             (9,975)        (9,936)
                                                   -----------    -----------
            Net cash used in financing
              activities                            (1,197,975)    (1,197,936)
                                                   -----------    -----------

Net Decrease in Cash and Cash
  Equivalents                                          (45,284)       (44,772)

Cash and Cash Equivalents at Beginning
  of Period                                            505,374        515,863
                                                   -----------    -----------

Cash and Cash Equivalents at End of
  Period                                           $   460,090    $   471,091
                                                   ===========    ===========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and unpaid
      at end of period                             $   594,000    $   594,000
                                                   ===========    ===========

                 See accompanying notes to financial statements.




                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1995 and 1994


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1995, may not be indicative of the results that may be expected for the year ending December 31, 1995. Amounts as of December 31, 1994, included in the financial statements, have been derived from audited financial statements as of that date.

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

      Net income per limited partner unit is calculated based upon the weighted average number of units of limited partnership interest outstanding during each period. The weighted average number of limited partner units outstanding for each of the quarters and six months ended June 30, 1995 and 1994 was 50,000.

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




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund III, Ltd. (the "Partnership") is a Florida limited partnership that was organized on June 1, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of selected national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1995, the Partnership owned 32 Properties, including interests in two Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources
-------------------------------

      The Partnership's primary source of capital for the six months ended June 30, 1995 and 1994, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,152,691 and $1,145,563 for the six months ended June 30, 1995 and 1994, respectively. The increase in cash from operations for the six months ended June 30, 1995, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below.

      In August 1994, the Partnership entered into an agreement with the tenant of the Po Folks Property in Hagerstown, Maryland, providing for the payment to the Partnership of $250,525 of past due rental amounts on a weekly basis over a period of approximately 60 months. During the six months ended June 30, 1995, the tenant discontinued payment of the base rental income as provided in its lease agreement. In addition, as of June 30, 1995, the Partnership had not received any payments relating to the $250,525 of past due rental amounts and was negotiating to sell the Property and accept a promissory note for a portion of the sales price. In connection with the sale, the Partnership is expected to accept a settlement of ten percent of the gross arrearages due, or approxi-mately $25,900. The amount of arrearages included in receivables at June 30, 1995 and December 31, 1994, is $25,924 and $0, respectively, which is net of an allowance for doubtful accounts of $233,320 and $234,443, respectively.

      During 1994, the Partnership received a judgment in bankruptcy relating to the former tenant of the Property in Canton Township, Michigan, for an amount equal to $3,324 as payment in full of all past due amounts owed to the Partnership. Payment was due in 60 monthly installments of $66, including interest at a rate of seven percent per annum, commencing on November 1, 1994. The Partnership received no payments relating to this judgment and negotiated with the former tenant a reduced lump sum settlement of $2,588, which was received during the six months ended June 30, 1995.

      Currently, rental income from the Partnership's Properties is invested in money market accounts and other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1995, the Partnership had $460,090 invested in such short-term investments as compared to $505,374 at December 31, 1994. The funds remaining at June 30, 1995, will be used towards the payment of distributions and other liabilities.

      Total liabilities of the Partnership, including distributions payable, decreased to $696,450 at June 30, 1995, from $748,632 at December 31, 1994, primarily as a result of the Partnership's payment of real estate taxes accrued at December 31, 1994, relating to the Property in Chicago, Illinois, which the Partnership paid due to the tenant's default under the terms of its lease. Liabilities also decreased as a result of the Partnership's payment of real estate taxes that had been escrowed at December 31, 1994. Liabilities at June 30, 1995, to the extent they exceed cash and cash equivalents at June 30, 1995, will be paid from future cash from operations and, in the event the general partners elect to make additional capital contributions, from future general partner capital contributions.

      Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $1,188,000 for each of the six months ended June 30, 1995 and 1994 ($594,000 for each of the quarters ended June 30, 1995 and 1994). This represents distributions for each applicable six months of $23.76 per unit ($11.88 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 1995 and 1994. No amounts distributed or to be distributed to the limited partners for the quarters and six months ended June 30, 1995 and 1994, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions.

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

Results of Operations
---------------------

      During the six months ended June 30, 1995 and 1994, the Partnership and its consolidated joint venture, Tuscawilla Joint Venture, owned and leased 31 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1995 and 1994, the Partnership and Tuscawilla Joint Venture earned $1,152,876 and $1,128,281, respectively, in rental income from operating leases and earned income from the direct financing lease for these Properties, $571,962 and $549,649 of which was earned during the quarters ended June 30, 1995 and 1994, respectively.

      During the quarter ended June 30, 1995, the Partnership terminated its lease with the tenant of the Property in Page, Arizona. In connection there-with, the Partnership received and recorded as rental income approximately $40,000 during the quarter ended June 30, 1995, that relates to amounts that had been reserved as uncollectible in the previous periods. During the quarter and six months ended June 30, 1994, the Partnership earned $17,739 and $35,478, respectively, in rental income relating to this Property; however, due to the financial difficulties the tenant was experiencing, the Partnership reduced such amounts by approximately $25,000 by establishing an allowance for doubtful accounts during such period. Due to the fact that the Partnership does not expect to receive any additional amounts from the former tenant of this Property, the Partnership reversed the balance of rent and other receivables relating to this Property, and the related allowance for doubtful accounts, of approximately $31,400 during the quarter ended June 30, 1995. In June 1995, a new operator began operating this Property on a month-to-month basis. The Partnership is currently negotiating a new lease for this Property with the new operator and anticipates executing such lease in 1995.

      In February 1995, the tenant of the Po Folks Property in Hagerstown, Maryland, ceased operations of the restaurant business located on such Property and the Partnership ceased recording rental revenue relating to such Property. As a result of the tenant default, the increase in rental and earned income during the quarter and six months ended June 30, 1995, as compared to the quarter and six months ended June 30, 1994, was partially offset by a decrease in revenues of approximately $51,700. During the quarter ended June 30, 1994, the Partnership had increased its allowance for doubtful accounts for rental amounts of approximately $61,000 relating to this Property. The Partnership is currently negotiating the sale of this Property as discussed above in "Liquidity and Capital Resources."

      During the quarter and six months ended June 30, 1995, the increase in rental and earned income was also partially offset by a decrease of $29,500 as the result of the fact that the Partnership established an allowance for doubtful accounts for accrued rental income amounts relating to future scheduled rent increases recorded as of June 30, 1995, for the Property in Chicago, Illinois. The tenant of this Property remains responsible for compliance with the terms of the lease (including the payment of scheduled rent increases as they become due); however, the general partners believe that collection of future scheduled rent increases is doubtful due to financial difficulties the tenant is experiencing. The Partnership intends to pursue collection of amounts due in accordance with the lease and will recognize scheduled rent increases as rental income as amounts are collected for this Property.

      For the six months ended June 30, 1995 and 1994, the Partnership also earned $57,892 and $48,761, respectively, in contingent rental income, $24,119 and $20,431 of which was earned during the quarters ended June 30, 1995 and 1994, respectively. The increase in contingent rental income during the quarter and six months ended June 30, 1995, as compared to the quarter and six months ended June 30, 1994, is partially attributable to increased gross sales of certain restaurant Properties requiring the payment of contingent rental income. Contingent rental income also increased as the result of a lower percentage rent breakpoint provided for in the lease amendment for the Property in Hazard, Kentucky.

      For the six months ended June 30, 1995 and 1994, the Partnership also owned and leased one Property indirectly through another joint venture arrangement. In connection therewith, during the six months ended June 30, 1995 and 1994, the Partnership earned $6,868 and $7,297, respectively, attributable to net income earned by this joint venture, $3,527 and $3,825 of which was earned during the quarters ended June 30, 1995 and 1994, respec-tively.

      During the six months ended June 30, 1995, one of the Partnership's lessees, Golden Corral Corporation, contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from two Properties owned by joint ventures in which the Partnership is a co-venturer). Golden Corral Corporation is the lessee under leases relating to six restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Golden Corral Corporation will continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 1995 and subsequent years. Any failure of Golden Corral Corporation could materially affect the Partnership's income.

      Interest and other income during the six months ended June 30, 1995, decreased to $6,513, as compared to $24,004 for the six months ended June 30, 1994, primarily as the result of proceeds received by the Partnership during the six months ended June 30, 1994, for the taking of an easement relating to one of its Properties. No such transaction occurred during the six months ended June 30, 1995.

      Operating expenses, including depreciation and amortization expense, were $306,202 and $345,797 for the six months ended June 30, 1995 and 1994, respectively, of which $150,750 and $205,640 were incurred for the quarters ended June 30, 1995 and 1994, respectively. Operating expenses decreased during the quarter and six months ended June 30, 1995, primarily as a result of the fact that the Partnership accrued real estate taxes and related interest relating to the Property in Chicago, Illinois, of approximately $5,200 and $10,500 during the quarter and six months ended June 30, 1995, respectively, as compared to approximately $45,400 during the quarter and six months ended June 30, 1994. The amounts recorded during the quarter and six months ended June 30, 1994, included past due amounts relating to prior years' real estate taxes for this Property. Payment of these taxes remains the responsibility of the tenant of this Property; however, because of the current financial difficulties of the tenant, the general partners believe the tenant's ability to pay these expenses is doubtful. The Partnership intends to pursue collection from the tenant of any such amounts paid by the Partnership and will recognize such amounts as income if collected.

      Operating expenses also decreased during the quarter ended June 30, 1995, as compared to the quarter ended June 30, 1994, due to the Partnership's payment of certain taxes relating to the filing of various state tax returns during the quarter ended March 31, 1995, which in the previous year were paid during the quarter ended June 30, 1994.




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

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended June 30, 1995.





                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 11th day of August, 1995.

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