Form 10-Q
period 1995-09-30
CNL INCOME FUND III LTD
filed 1995-11-14
CIK 817845

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1995
                               -----------------------------------

                                       OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------


                             Commission file number
                                     0-16850
                             -----------------------


                            CNL Income Fund III, Ltd.
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Florida                             59-2809460
       ----------------------------        -----------------------------
       (State or other jurisdiction              (I.R.S. Employer
       of incorporation or organiza-             Identification No.)
       tion)


       400 E. South Street, #500
       Orlando, Florida                                32801
       ----------------------------        -----------------------------
       (Address of principal                       (Zip Code)
       executive offices)


       Registrant's telephone number
       (including area code)                      (407) 422-1574
                                           -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X      No
                                         ---------      ---------



                                    CONTENTS
                                    --------

Part I                                                            Page
                                                                  ----
  Item 1.  Financial Statements:

    Condensed Balance Sheets                                      1

    Condensed Statements of Income                                2

    Condensed Statements of Partners' Capital                     3

    Condensed Statements of Cash Flows                            4

    Notes to Condensed Financial Statements                       5-6

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                7-11


Part II

  Other Information                                               12


                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                               September 30,     December 31,
            ASSETS                                 1995              1994
                                               -------------     ------------
Land and buildings on operating
  leases, less accumulated
  depreciation of $3,226,204 and
  $2,900,784                                    $17,625,849      $17,951,269
Investment in direct financing
  lease                                             546,421          550,372
Investment in joint venture                         676,122          689,326
Cash and cash equivalents                           396,678          505,374
Receivables, less allowance for
  doubtful accounts of $247,697
  and $310,507                                      109,157          115,977
Prepaid expenses                                      6,864            3,823
Lease costs, less accumulated
  amortization of $1,412 and $962                    10,588           11,038
Accrued rental income, less
  allowance for doubtful accounts
  of $32,165 in 1995                                 77,819           89,232
Other assets                                         29,354           29,354
                                                -----------      -----------

                                                $19,478,852      $19,945,765
                                                ===========      ===========

  LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                $     8,406      $    19,293
Accrued and escrowed real estate
  taxes payable                                      41,146           94,138
Distributions payable                               594,000          594,000
Due to related parties                               38,756            2,337
Rents paid in advance                                36,952           38,864
                                                -----------      -----------
    Total liabilities                               719,260          748,632

Commitment (Note 2)

Minority interest                                   144,857          147,004

Partners' capital                                18,614,735       19,050,129
                                                -----------      -----------

                                                $19,478,852      $19,945,765
                                                ===========      ===========

            See accompanying notes to condensed financial statements.


                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                    Quarter Ended        Nine Months Ended
                                    September 30,          September 30,
                                   1995       1994        1995        1994
                                 --------   --------   ----------  ----------
Revenues:
  Rental income from
    operating leases             $537,074   $566,515   $1,653,760  $1,658,285
  Earned income from
    direct financing
    lease                          18,029     18,199       54,219      54,710
  Contingent rental income         15,567     40,064       73,459      88,825
  Interest and other income        13,242      6,102       19,755      30,106
                                 --------   --------   ----------  ----------
                                  583,912    630,880    1,801,193   1,831,926
                                 --------   --------   ----------  ----------

Expenses:
  General operating and
    administrative                 34,359     16,602       88,322      76,039
  Professional services             6,663      4,103       19,107      19,258
  Bad debt expense                     -         338          737       4,002
  Real estate taxes                 5,833     34,438       16,321      72,642
  State taxes                          -          -        11,322      12,100
  Depreciation and amorti-
    zation                        108,622    108,618      325,870     325,855
                                 --------   --------   ----------  ----------
                                  155,477    164,099      461,679     509,896
                                 --------   --------   ----------  ----------

Income Before Minority
  Interest in Income of
  Consolidated Joint Venture
  and Equity in Earnings of
  Unconsolidated Joint
  Venture                         428,435    466,781    1,339,514   1,322,030

Minority Interest in Income
  of Consolidated Joint
  Venture                          (4,325)    (4,352)     (12,876)    (12,935)

Equity in Earnings of Uncon-
  solidated Joint Venture          13,100      3,460       19,968      10,757
                                 --------   --------   ----------  ----------

Net Income                       $437,210   $465,889   $1,346,606  $1,319,852
                                 ========   ========   ==========  ==========

Allocation of Net Income:
  General partners               $  4,372   $  4,659   $   13,466  $   13,199
  Limited partners                432,838    461,230    1,333,140   1,306,653
                                 --------   --------   ----------  ----------

                                 $437,210   $465,889   $1,346,606  $1,319,852
                                 ========   ========   ==========  ==========

Net Income Per Limited
  Partner Unit                   $   8.66   $   9.22   $    26.66  $    26.13
                                 ========   ========   ==========  ==========

Weighted Average Number
  of Limited Partner Units
  Outstanding                      50,000     50,000       50,000      50,000
                                 ========   ========   ==========  ==========

            See accompanying notes to condensed financial statements.


                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                           Nine Months Ended      Year Ended
                                             September 30,       December 31,
                                                 1995                1994
                                           -----------------     ------------
General partners:
  Beginning balance                          $   289,252         $   270,666
  Net income                                      13,466              18,586
                                             -----------         -----------
                                                 302,718             289,252
                                             -----------         -----------

Limited partners:
  Beginning balance                           18,760,877          19,296,858
  Net income                                   1,333,140           1,840,019
  Distributions                               (1,782,000 )        (2,376,000)
                                             -----------         -----------
                                              18,312,017          18,760,877
                                             -----------         -----------

Total partners' capital                      $18,614,735         $19,050,129
                                             ===========         ===========

            See accompanying notes to condensed financial statements.


                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                          September 30,
                                                       1995          1994
                                                   -----------    -----------
Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                   $ 1,688,327    $ 1,772,951
                                                   -----------    -----------

    Cash Flows from Investing
      Activities:
        Collections on loans                                -          21,235
        Payment of lease costs                              -          (4,000)
                                                   -----------    -----------
            Net cash provided by
              investing activities                          -          17,235
                                                   -----------    -----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                                  (1,782,000)    (1,782,000)
        Distributions to holders of
          minority interest                            (15,023)       (14,984)
                                                   -----------    -----------
            Net cash used in financing
              activities                            (1,797,023)    (1,796,984)
                                                   -----------    -----------

Net Decrease in Cash and Cash
  Equivalents                                         (108,696)        (6,798)

Cash and Cash Equivalents at Beginning
  of Period                                            505,374        515,863
                                                   -----------    -----------

Cash and Cash Equivalents at End of
  Period                                           $   396,678    $   509,065
                                                   ===========    ===========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and unpaid
      at end of period                             $   594,000    $   594,000
                                                   ===========    ===========

            See accompanying notes to condensed financial statements.


                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1995 and 1994


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1995, may not be indicative of the results that may be expected for the year ending December 31, 1995. Amounts as of December 31, 1994, included in the financial statements, have been derived from audited financial statements as of that date.

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

      Certain items in the prior year's financial statements have been reclassified to conform to 1995 presentation. These reclassifications had no effect on partner's capital or net income.

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

2.    Commitment:
      ----------

      In May 1995, the Partnership received notice from the tenant of its property in Bradenton, Florida, that it intends to exercise its option to purchase the property in accordance with the terms of its lease agreement. As of October 31, 1995, the Partnership and the tenant had not yet entered into a purchase and sale agreement relating to this property.

3.    Subsequent Event:
      ----------------

      Effective October 1, 1995, CNL Income Fund Advisors, Inc. assigned its rights in the management agreement with the Partnership to an affiliate of the general partners, CNL Fund Advisors, Inc. All of the terms and conditions of the management agreement remain unchanged.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund III, Ltd. (the "Partnership") is a Florida limited partnership that was organized on June 1, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of selected national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1995, the Partnership owned 32 Properties, including interests in two Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources
-------------------------------

      The Partnership's primary source of capital for the nine months ended September 30, 1995 and 1994, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,688,327 and $1,772,951 for the nine months ended September 30, 1995 and 1994, respectively. The decrease in cash from operations for the nine months ended September 30, 1995, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital.

      In August 1994, the Partnership entered into an agreement with the tenant of the Po Folks Property in Hagerstown, Maryland, providing for the payment to the Partnership of $250,525 of past due rental amounts on a weekly basis over a period of approximately 60 months. As of September 30, 1995, the Partnership had not received any payments relating to the $250,525 of past due rental amounts. In addition, during the nine months ended September 30, 1995, the tenant discontinued payment of the base rental income as provided in its lease agreement. The amount of arrearages included in receivables at September 30, 1995 and December 31, 1994, is $25,924 and $0, respectively, which is net of an allowance for doubtful accounts of $233,320 and $234,443, respectively. The Partnership is continuing to pursue collection of all past due amounts from the tenant and will recognize any amounts in excess of net receivables that are collected as income.

      During 1994, the Partnership received a judgment in bankruptcy relating to the former tenant of the Property in Canton Township, Michigan, for an amount equal to $3,324 as payment in full of all past due amounts owed to the Partnership. Payment was due in 60 monthly installments of $66, including interest at a rate of seven percent per annum, commencing on November 1, 1994. The Partnership received no payments relating to this judgment and negotiated with the former tenant a reduced lump sum settlement of $2,587, which was received during the nine months ended September 30, 1995.

      Currently, rental income from the Partnership's Properties is invested in money market accounts and other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1995, the Partnership had $396,678 invested in such short-term investments as compared to $505,374 at December 31, 1994. The funds remaining at September 30, 1995, will be used towards the payment of distributions and other liabilities.

      Total liabilities of the Partnership, including distributions payable, decreased to $719,260 at September 30, 1995, from $748,632 at December 31, 1994, primarily as a result of the Partnership's payment of real estate taxes accrued at December 31, 1994, relating to the Property in Chicago, Illinois, which the Partnership paid due to the tenant's default under the terms of its lease, as discussed in "Results of Operations" below. Liabilities also decreased as a result of the Partnership's payment of real estate taxes that had been escrowed at December 31, 1994. Liabilities at September 30, 1995, to the extent they exceed cash and cash equivalents at September 30, 1995, will be paid from future cash from operations and, in the event the general partners elect to make additional capital contributions, from future general partner capital contributions.

      In May 1995, the Partnership received notice from the tenant of its Property in Bradenton, Florida, that it intends to exercise its option to purchase the Property in accordance with the terms of its lease agreement. As of October 31, 1995, the Partnership and the tenant had not yet entered into a purchase and sale agreement relating to this Property. This transaction, if it occurs, is not expected to adversely affect the Partnership's operations in 1995 and future years. Any proceeds received from the sale of this Property will be reinvested in additional Properties, distributed to the limited partners or used for other Partnership purposes.

      Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $1,782,000 for each of the nine months ended September 30, 1995 and 1994 ($594,000 for each of the quarters ended September 30, 1995 and 1994). This represents distributions for each applicable nine months of $35.64 per unit ($11.88 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 1995 and 1994. No amounts distributed or to be distributed to the limited partners for the nine months ended September 30, 1995 and 1994, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions.

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

Results of Operations
---------------------

      During the nine months ended September 30, 1995 and 1994, the Partnership and its consolidated joint venture, Tuscawilla Joint Venture, owned and leased 31 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1995 and 1994, the Partnership and Tuscawilla Joint Venture earned $1,707,979 and $1,712,995, respectively, in rental income from operating leases and earned income from the direct financing lease for these Properties, $555,103 and $584,714 of which was earned during the quarters ended September 30, 1995 and 1994, respectively.

      During the nine months ended September 30, 1995, the Partnership terminated its lease with the tenant of the Property in Page, Arizona. In connection therewith, the Partnership received and recorded as rental income approximately $40,000 during the nine months ended September 30, 1995, of which a portion related to amounts that had been reserved as uncollectible in the previous periods. Due to the fact that the Partnership does not expect to receive any additional amounts from the former tenant of this Property, the Partnership reversed the balance of rent and other receivables relating to this Property, and the related allowance for doubtful accounts, of approximately $51,300 during the nine months ended September 30, 1995. In June 1995, a new operator began operating this Property on a month-to-month basis. The Partnership earned approximately $14,400 in rental income under this arrangement during the period June 1, 1995 through September 30, 1995. The Partnership is currently negotiating a new lease for this Property with the new operator and anticipates executing such lease in 1995.

      In February 1995, the tenant of the Po Folks Property in Hagerstown, Maryland, ceased operations of the restaurant business located on such Property and the Partnership ceased recording rental revenue relating to such Property. As a result of the tenant default, rental and earned income during the quarter and nine months ended September 30, 1995, as compared to the quarter and nine months ended September 30, 1994, decreased approximately $37,100 and $88,900, respectively. The decrease was partially offset by the fact that during the quarter and nine months ended September 30, 1994, the Partnership increased its allowance for doubtful accounts for rental amounts of approximately $8,700 and $70,100, respectively, relating to this Property. Currently, the Partnership is pursuing collection of the past due amounts and will recognize any such amounts as income if collected. In addition, the Partnership is seeking a replacement tenant for this Property.

      During the nine months ended September 30, 1995, rental and earned income also decreased by approximately $32,200 as the result of the fact that the Partnership established an allowance for doubtful accounts for accrued rental income amounts relating to future scheduled rent increases recorded as of September 30, 1995, for the Property in Chicago, Illinois. The tenant of this Property remains responsible for compliance with the terms of the lease (including the payment of scheduled rent increases as they become due); however, the general partners believe that collection of future scheduled rent increases is doubtful due to financial difficulties the tenant is experiencing. The Partnership intends to pursue collection of amounts due in accordance with the lease and will recognize scheduled rent increases as rental income as amounts are collected for this Property.

      For the nine months ended September 30, 1995 and 1994, the Partnership also earned $73,459 and $88,825, respectively, in contingent rental income, $15,567 and $40,064 of which was earned during the quarters ended September 30, 1995 and 1994, respectively. The decrease in contingent rental income during the quarter and nine months ended September 30, 1995, as compared to the quarter and nine months ended September 30, 1994, is primarily attributable to the collection, during the nine months ended September 1994, of contingent rental amounts previously reserved relating to the Denny's Property in Hagerstown, Maryland.

      For the nine months ended September 30, 1995 and 1994, the Partnership also owned and leased one Property indirectly through another joint venture arrangement. In connection therewith, during the nine months ended September 30, 1995 and 1994, the Partnership earned $19,968 and $10,757, respectively, attributable to net income earned by this joint venture, $13,100 and $3,460 of which was earned during the quarters ended September 30, 1995 and 1994, respectively. The increase in net income attributable to this joint venture is primarily a result of the receipt by the joint venture of bankruptcy proceeds relating to the former tenant. These amounts had previously been written off; therefore, they were recognized as income by the joint venture during the quarter and nine months ended September 30, 1995.

      During the nine months ended September 30, 1995, one of the Partnership's lessees, Golden Corral Corporation, contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from two Properties owned by joint ventures in which the Partnership is a co-venturer). Golden Corral Corporation is the lessee under leases relating to six restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Golden Corral Corporation will continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 1995 and subsequent years. Any failure of Golden Corral Corporation could materially affect the Partnership's income.

      Interest and other income during the nine months ended September 30, 1995, decreased to $19,755, as compared to $30,106 for the nine months ended September 30, 1994, primarily as the result of proceeds received by the Partnership during the nine months ended September 30, 1994, for the taking of an easement relating to one of its Properties. No such transaction occurred during the nine months ended September 30, 1995.

      Operating expenses, including depreciation and amortization expense, were $461,679 and $509,896 for the nine months ended September 30, 1995 and 1994, respectively, of which $155,477 and $164,099 were incurred for the quarters ended September 30, 1995 and 1994, respectively. Operating expenses decreased during the quarter and nine months ended September 30, 1995, primarily as a result of the fact that the Partnership accrued real estate taxes and related interest relating to the Property in Chicago, Illinois, of approximately $5,800 and $16,300 during the quarter and nine months ended September 30, 1995, respectively, as compared to approximately $37,700 and $83,100 during the quarter and nine months ended September 30, 1994, respectively. The amounts recorded during the quarter and nine months ended September 30, 1994, included past due amounts relating to prior years' real estate taxes for this Property. Payment of these taxes remains the responsibility of the tenant of this Property; however, because of the current financial difficulties of the tenant, the general partners believe the tenant's ability to pay these expenses is doubtful. The Partnership intends to pursue collection from the tenant of any such amounts paid by the Partnership and will recognize such amounts as income if collected.

      The decrease in operating expenses was partially offset by an increase in
(i) accounting and administrative expenses and (ii) insurance expense as a result of the general partners' obtaining contingent liability and property coverage for the Partnership. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.



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

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended September 30, 1995.



                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 13th day of November, 1995.

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