Form 10-K405
period 1995-12-31
CNL INCOME FUND III LTD
filed 1996-04-01
CIK 817845

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended         December 31, 1995
                                    ---------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                   to
                                 -----------------    ----------------

                        Commission file number  0-16850

                           CNL INCOME FUND III, LTD.
            (Exact name of registrant as specified in its charter)

                 Florida                             59-2809460
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
      incorporation or organization)

                       400 East South Street, Suite 500
                            Orlando, Florida  32801
         (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code:  (407) 422-1574

          Securities registered pursuant to Section 12(b) of the Act:

           Title of each class:         Name of exchange on which registered:
                   None                            Not Applicable

         Securities registered pursuant to section 12(g) of the Act:

             Units of limited partnership interest ($500 per Unit)
                               (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:  Yes      X      No
                                                    -----------    -----------

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

      Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market for such Units. Each Unit was originally sold at $500 per Unit.

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None




                                    PART I

ITEM 1.  BUSINESS

      CNL Income Fund III, Ltd. (the "Registrant" or the "Partnership") is a limited partnership which was organized pursuant to the laws of the State of Florida on June 1, 1987. The general partners of the Partnership are Robert
A. Bourne, James M. Seneff, Jr. and CNL Realty Corporation, a Florida corporation (the "General Partners"). Beginning on August 10, 1987, the Partnership offered for sale up to $25,000,000 in limited partnership interests (the "Units") (50,000 Units at $500 per Unit) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended. The offering terminated on April 29, 1988, as of which date the maximum offering proceeds of $25,000,000 had been received from investors who were admitted to the Partnership as limited partners (the "Limited Partners").

      The Partnership was organized primarily to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $22,125,102, and were used to acquire 32 Properties, including interests in two Properties owned by joint ventures in which the Partnership is a co-venturer. Generally, the Properties are leased on a triple-net basis with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities.

      The Partnership will hold its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees have been granted options to purchase Properties, generally at a Property's then fair market value after a specified portion of the lease term has elapsed. In general, the General Partners plan to seek the sale of some of the Properties commencing seven to 15 years after their acquisition. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under Property or joint venture purchase options granted to certain lessees.

Leases

      Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer provide for initial terms ranging from 10 to 20 years (the average being 19 years), and expire between 2001 and 2013. All leases are on a triple-net basis, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties generally provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $23,000 to $151,900. All of the leases provide for percentage rent, based on sales in excess of a specified amount, to be paid annually. In addition, some leases provide for increases in the annual base rent during the lease term.

      The leases of the Properties provide for two or four five-year renewal options subject to the same terms and conditions as the initial lease.
Certain lessees also have been granted options to purchase Properties at the Property's then fair market value, or pursuant to a formula based on the original cost of the Property, after a specified portion of the lease term has elapsed. Additionally, certain leases provide the lessee an option to purchase up to a 49 percent interest in the Property, after a specified portion of the lease term has elapsed, at an option purchase price similar to those described above, multiplied by the percentage interest in the Property with respect to which option is being exercised.

      The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership must first offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

      In May 1992, the Partnership and the tenant of the Po Folks Property in Hagerstown, Maryland, amended their lease agreement to provide for a change, commencing in May 1992, in monthly base rent payments and percentage rent payments. Any percentage rent paid was to be applied against the sum of (i) past due rents and (ii) the difference between $12,378 (the original monthly base rent) and the base rent actually paid each month. Once the amount of these arrearages had been collected by the Partnership, annual base rent and percentage rent would be due as provided in the original lease agreement. As a result of the tenant's not complying with the terms of this agreement, in August 1994, the Partnership and the tenant of this Property entered into an agreement whereby the tenant would resume monthly rent payments as provided in the original lease. In addition, the tenant had agreed to pay the Partnership past due rental amounts of $250,525 in weekly installments over a period of approximately 60 months, commencing September 1994. In February 1995, the tenant ceased operations of the restaurant business located on such Property and discontinued payment of the base rental income as provided in its lease agreement. As of December 31, 1995, the Partnership had not received any payments relating to the past due rental amounts. The Partnership is continuing to pursue collection of all past due amounts from the tenant and will recognize any amounts that are collected as income. As of February 29, 1996, the Partnership was negotiating the sale of this Property to an unrelated, third party, and if sold, intends to reinvest the sales proceeds in another Property.

      During 1995, the Partnership terminated its lease with the tenant of the Property in Page, Arizona. In connection therewith, the Partnership received and recorded as rental income approximately $40,000 during the year ended December 31, 1995, of which a portion related to amounts that had been reserved as uncollectible in the previous periods. Due to the fact that the Partnership does not expect to receive any additional amounts from the former tenant of this Property, the Partnership reversed the balance of rent and other receivables relating to this Property, and the related allowance for doubtful accounts. In June 1995, a new operator began operating this Property on a month-to-month basis. The Partnership is currently negotiating a new lease for this Property with the new operator and anticipates executing such lease in 1996.

Major Tenants

      During 1995, one lessee of the Partnership and its consolidated joint venture, Golden Corral Corporation, contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from one Property owned by an unconsolidated joint venture). As of December 31, 1995, Golden Corral Corporation was the lessee under leases relating to six restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Golden Corral Corporation will continue to contribute more than ten percent of the Partnership's total rental income in 1996 and subsequent years. In addition, six Restaurant Chains, Golden Corral Family Steakhouse Restaurants, Denny's, Perkins, Pizza Hut, KFC and Taco Bell, each accounted for more than ten percent of the Partnership's total rental income in 1995 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from one Property owned by an unconsolidated joint venture). In subsequent years, it is anticipated that these six Restaurant Chains each will continue to account for more than ten percent of total rental income to which the Partnership is entitled under the terms of the leases. Any failure of Golden Corral Corporation or any of these Restaurant Chains could materially affect the Partnership's income. As of December 31, 1995, no single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangements

      The Partnership has entered into a joint venture arrangement, Tuscawilla Joint Venture, with three unaffiliated entities to purchase and hold one Property. In addition, the Partnership has entered into a joint venture arrangement, Titusville Joint Venture, with an affiliate of the General Partners to purchase and hold one Property. The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in accordance with their respective percentage interests in the joint venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture.

      Each joint venture has an initial term of approximately 20 years (generally the same term as the initial term of the lease for the Property in which the joint venture invested) and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of any joint venture partner or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partner to dissolve the joint venture.

      The Partnership has management control of Tuscawilla Joint Venture and shares management control equally with an affiliate of the General Partners for Titusville Joint Venture. The joint venture agreements restrict each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partners, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

      Net cash flow from operations of Tuscawilla Joint Venture and Titusville Joint Venture is distributed 69.07% and 73.4%, respectively, to the Partnership and the balance is distributed to each other joint venture partner in accordance with its respective percentage interest in the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

Property Management

      CNL Investment Company, an affiliate of the General Partners, acted as manager of the Partnership's Properties pursuant to a property management agreement with the Partnership through December 31, 1994. Under this agreement, CNL Investment Company was responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Investment Company also assisted the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay CNL Investment Company an annual fee of one-half of one percent of Partnership assets (valued at cost) under management, not to exceed the lesser of one percent of gross rental revenues or competitive fees for comparable services. Under the management agreement, the property management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, noncumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement"). In any year in which the Limited Partners do not receive a 10% Preferred Return, no property management fee will be paid.

      Effective January 1, 1995, certain officers and employees of CNL Investment Company became officers and employees of CNL Income Fund Advisors, Inc., an affiliate of the General Partners, and CNL Investment Company assigned its rights in, and its obligations under, the property management agreement with the Partnership to CNL Income Fund Advisors, Inc. In addition, effective October 1, 1995, CNL Income Fund Advisors, Inc. assigned its rights in, and it obligations under, the property management agreement with the Partnership to CNL Fund Advisors, Inc. All of the terms and conditions of the property management agreement, including the payment of fees, as described above, remain unchanged.

      The property management agreement continues until the Partnership no longer owns an interest in any Properties unless terminated at an earlier date upon 60 days' prior notice by either party.

Competition

      The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

      At the time the Partnership elects to dispose of its Properties, other than as a result of the exercise of tenant options to purchase Properties, the Partnership will be in competition with other persons and entities to locate purchasers for its Properties.

Employees

      The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL Fund Advisors, Inc. perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


ITEM 2.  PROPERTIES

      As of December 31, 1995, the Partnership owned, either directly or through joint venture arrangements, 32 Properties located in 16 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

      Land. The Partnership's Property sites range from approximately 11,800 to 94,500 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

      Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,900 to 8,900 square feet. Generally, all buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations.

      Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease.

      Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1995 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

      Golden Corral Corporation leases six Golden Corral restaurants with an initial term of 15 years (expiring in 2002) and an average minimum base annual rent of approximately $72,000 (ranging from approximately $48,000 to $110,000).

      The General Partners consider the Properties to be well-maintained and sufficient for the Partnership's operations.


ITEM 3.  LEGAL PROCEEDINGS

      Neither the Partnership, nor its General Partners or any affiliate of the General Partners, nor any of their respective properties, is a party to, or subject to, any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.



                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of February 29, 1996, there were 2,061 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units.
The price paid for any Unit transferred pursuant to the Plan has been $475 per Unit. The price to be paid for any Units transferred other than pursuant to the Plan is subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

      The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1995 and 1994 other than pursuant to the Plan, net of commissions (which ranged from zero to 11.5%).

                                   1995 (1)               1994 (1)
                            --------------------    --------------------
                            High    Low  Average    High    Low  Average
                            -----  ----- -------    -----  ----- -------
      First Quarter          $483   $425    $469     $452   $452    $452
      Second Quarter          437    415     426      475    398     451
      Third Quarter           461    461     461      475    375     448
      Fourth Quarter          475    300     453      475    468     472

(1) A total of 866 and 373 Units were transferred other than pursuant to the Plan for the years ended December 31, 1995 and 1994, respectively.

      The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

      For each of the years ended December 31, 1995 and 1994, the Partnership declared cash distributions of $2,376,000 to the Limited Partners. Distributions of $594,000 were declared at the close of each of the Partnership's calendar quarters during 1995 and 1994 to the Limited Partners. No amounts distributed to partners for the years ended December 31, 1995 and 1994, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

      The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although the General Partners, in their sole discretion, may elect to pay distributions monthly.


ITEM 6.  SELECTED FINANCIAL DATA

                         1995        1994        1993        1992        1991
                     ----------- ----------- ----------- ----------- -----------
Year ended
  December 31:
    Revenues (1)     $ 2,358,235 $ 2,511,833 $ 2,477,000 $ 2,414,153 $ 2,468,908
    Net income (2)     1,482,515   1,858,605   1,856,462   1,699,941   1,876,772
    Cash distribu-
      tions declared   2,376,000   2,376,000   2,376,000   2,376,000   2,376,000
    Net income per
     Unit (2)              29.37       36.80       36.76       33.66       37.16
    Cash distribu-
      tions declared
      per Unit (2)         47.52       47.52       47.52       47.52       47.52

At December 31:
    Total assets     $19,065,305 $19,945,765 $20,411,131 $20,326,353 $20,792,056
    Long-term
      obligations             -           -           -           -           -

(1) Revenues include equity in earnings of the unconsolidated joint venture and minority interest in income of the consolidated joint venture.

(2) Net income for the year ended December 31, 1995, includes a provision for loss on land and building of $207,844.

      The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Partnership was organized on June 1, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food Restaurant Chains. The leases are triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1995, the Partnership owned 32 Properties, either directly or indirectly through joint venture arrangements.

Liquidity and Capital Resources

      The Partnership's primary source of capital for the years ended December 31, 1995, 1994 and 1993, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $2,203,437, $2,363,371 and $2,292,541 for the years ended December 31, 1995, 1994 and
1993, respectively. The decrease in cash from operations during 1995, as compared to 1994, and the increase in cash from operations in 1994, as compared to 1993, are primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital during each of the respective years. Cash from operations was also affected by the following transactions during the years ended December 31, 1995, 1994 and 1993.

      During 1992, the Partnership entered into an agreement with the tenant of the Property in Page, Arizona, whereby $27,733, which had been included in accounts receivable for past due rents, was converted to a loan receivable. The loan, which bore interest at a rate of 12.5% per annum, was to be collected over 36 months with collections commencing July 1, 1992. During 1995, the Partnership terminated its lease with the tenant of this Property. In connection therewith, the Partnership received and recorded as rental income approximately $40,000 during 1995, of which a portion related to amounts that had been reserved as uncollectible in the previous periods. Due to the fact that the Partnership does not expect to receive any additional amounts from the former tenant of this Property, the Partnership reversed the balance of rent and other receivables relating to this Property, and the related allowance for doubtful accounts, of approximately $51,300 during 1995. In June 1995, a new operator began operating this Property on a month-to-month basis. The Partnership is currently negotiating a new lease for this Property with the new operator and anticipates executing such lease in 1996.

      In May 1992, the Partnership and the tenant of the Po Folks Property in Hagerstown, Maryland, amended their lease agreement as described above in Item
1. Business - Leases. In addition, in August 1994, the tenant resumed payment of the base rental income as provided in the original lease agreement and entered into an agreement with the Partnership providing for the payment to the Partnership of $250,525 of past due rental amounts on a weekly basis over a period of approximately 60 months. In February 1995, the tenant ceased operations of the restaurant business located on such Property and discontinued payment of the base rental income as provided in its lease agreement. Due to the present uncertainty of the collectibility of past due rental amounts, the Partnership has established an allowance for doubtful accounts relating to the amount due from the former tenant. At December 31, 1995 and 1994, the balance in the allowance for doubtful accounts for this Property was $259,242 and $234,443, respectively; therefore, no amounts were included in receivables at December 31, 1995 and 1994, relating to this Property. The Partnership is continuing to pursue collection of all past due amounts from the tenant and will recognize any amounts in excess of net receivables that are collected as income. As of February 29, 1996, the Partnership was negotiating the sale of this Property, and if sold, intends to reinvest the sales proceeds in another Property. No commitment to sell this Property had been executed as of February 29, 1996.

      During the year ended December 31, 1994, the Partnership received a judgment in bankruptcy relating to the former tenant of the Property in Canton Township, Michigan, for an amount equal to $3,324 as payment in full of all past due amounts owed to the Partnership. Payment was due in 60 monthly installments of $66, including interest at a rate of seven percent per annum, commencing on November 1, 1994. The Partnership received no payments relating to this judgment and in March 1995, negotiated with, and received from, the former tenant a lump sum settlement of $2,587.

      Other sources and uses of capital included the following during the years ended December 31, 1995, 1994 and 1993.

      During the year ended December 31, 1991, the Partnership loaned Titusville Joint Venture $88,043. The purpose of the loan was to permit Titusville Joint Venture to purchase the restaurant equipment in place at the restaurant Property owned by the former tenant following the tenant's default under the terms of an equipment note, and pay miscellaneous operating expenses. In December 1991, Titusville Joint Venture entered into a new lease with a new tenant and sold the restaurant equipment to the new tenant. The tenant paid a portion of the purchase price in cash and signed a note agreement due to Titusville Joint Venture for the balance. In May 1992, Titusville Joint Venture paid its loan from the Partnership in full through the assignment to the Partnership of the tenant's note. The note from the tenant bore interest at a rate of ten percent per annum, and principal and interest were due in 36 monthly installments. The loan was paid in full during the year ended December 31, 1994.

      In May 1995, the Partnership received notice from the tenant of its Property in Bradenton, Florida, that it intends to exercise its option to purchase the Property in accordance with the terms of its lease agreement. As of February 29, 1996, the Partnership and the tenant had not yet entered into a purchase and sale agreement relating to this Property. This transaction, if it occurs, is not expected to adversely affect the Partnership's operations in 1996 and future years. Any proceeds received from the sale of this Property will be reinvested in additional Properties, distributed to the Limited Partners or used for other Partnership purposes.

      Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1995, the Partnership had $312,814 invested in such short-term investments as compared to $505,374 at December 31, 1994. The funds remaining at December 31, 1995, will be used for the payment of distributions and other liabilities.

      None of the Properties owned by the Partnership or the joint ventures in which the Partnership owns an interest is or may be encumbered. Subject to certain restrictions on borrowings from the General Partners, however, the Partnership may borrow, in the discretion of the General Partners, for the purpose of maintaining the operations of the Partnership. The Partnership will not encumber any of the Properties in connection with any borrowings or advances. The Partnership will not borrow for the purpose of returning capital to the Limited Partners. The Partnership also will not borrow under circumstances which would make the Limited Partners liable to creditors of the Partnership. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

      In January 1996, the Partnership entered into a promissory note with the corporate General Partner for a loan in the amount of $86,200 in connection with the operations of the Partnership. The loan is uncollateralized, bears interest at a rate of prime plus 0.25% per annum and is due on demand. As of February 29, 1996, the Partnership had repaid $85,546 of the principal and in connection therewith, paid interest of $654 to the corporate General Partner.

      During 1995, 1994 and 1993, affiliates of the General Partners, incurred on behalf of the Partnership $149,252, $115,243 and $134,173, respectively, for certain operating expenses. At December 31, 1995, the Partnership owed $53,915 to affiliates for such amounts and accounting and administrative services. Amounts payable to other parties, including distributions payable, decreased to $685,742 at December 31, 1995, from $707,431 at December 31, 1994, primarily as a result of the Partnership's accruing in 1994 and paying in 1995, real estate taxes relating to the Property in Chicago, Illinois, due to the tenant's default under the terms of its lease. Total liabilities at December 31, 1995, to the extent they exceed cash and cash equivalents at December 31, 1995, will be paid from future cash from operations, the loan received from the corporate General Partner in January 1996 described above, and in the event the General Partners elect to make additional contributions or loans to the Partnership, from future General Partner contributions or loans.

      Based primarily on current and anticipated cash from operations, and to a lesser extent the loan received from the corporate General Partner in January 1996, described above, the Partnership declared distributions to the Limited Partners of $2,376,000 for each of the years ended December 31, 1995, 1994 and 1993. This represents distributions of $47.52 per unit for each of the years ended December 31, 1995, 1994 and 1993. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

      The General Partners believe that the Properties are adequately covered by insurance. In addition, during 1995, the General Partners obtained contingent liability and property coverage for the Partnership. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

      The Partnership's investment strategy of acquiring Properties for cash and generally leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The General Partners believe that the leases will continue to generate cash flow in excess of operating expenses.

      Due to low operating expenses and ongoing cash flow, the General Partners do not believe that working capital reserves are necessary at this time. In addition, because the leases for the Partnership's Properties are generally on a triple-net basis, it is not anticipated that a permanent reserve for maintenance and repairs will be established at this time. To the extent, however, that the Partnership has insufficient funds for such purposes, the General Partners will contribute to the Partnership an aggregate amount of up to one percent of the offering proceeds for maintenance and repairs.

      The General Partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

Results of Operations

      During the years ended December 31, 1995, 1994 and 1993, the Partnership owned and leased 30 wholly owned Properties. In addition, during the years ended December 31, 1995, 1994 and 1993, the Partnership was a co-venturer in two separate joint ventures that each owned and leased one Property. As of December 31, 1995, the Partnership owned, either directly or through joint venture arrangements, 32 Properties which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $23,000 to $151,900. All of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some leases provide for increases in the annual base rent during the lease term. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

      During the years ended December 31, 1995, 1994 and 1993, the Partnership and its consolidated joint venture, Tuscawilla Joint Venture, earned $2,188,000, $2,308,470 and $2,311,341, respectively, in rental income from operating leases and earned income from the direct financing lease. As a result of the fact that the tenant of the Po Folks Property in Hagerstown, Maryland, ceased operations of the restaurant business located on such Property, as discussed in "Liquidity and Capital Resources," rental and earned income during 1995, as compared to 1994, decreased approximately $126,000.
The decrease was partially offset by the fact that during 1995, the Partnership increased its allowance for doubtful accounts for rental amounts by approximately $22,500, as compared to approximately $64,100 in 1994 and approximately $80,300 in 1993, for this Property. Rental and earned income also decreased in 1995 as a result of the Partnership's establishing an allowance for doubtful accounts of approximately $53,900 for rental and other amounts relating to the Denny's Property in Hagerstown, Maryland, which is leased by the same tenant as the Po Folks. Currently, the Partnership is pursuing collection of the past due amounts for both Hagerstown Properties and will recognize any such amounts as income if collected. In addition, the Partnership is seeking a replacement tenant for the Denny's Property.
However, rental and earned income for 1996 are expected to remain at reduced amounts until such time as the Partnership enters into a new lease for the Denny's Property. In addition, as of February 29, 1996, the Partnership was negotiating the sale of the Po Folks Property, and if sold, intends to reinvest the net sales proceeds in an additional Property.

      In addition, during 1995, the tenant of the Partnership's Property in Chicago, Illinois, continued to experience financial difficulties. The lease agreement relating to this Property provides for scheduled rent increases in minimum base rent during the term of the lease; therefore, in prior periods, the Partnership recognized "accrued rental income" for the variance between
(i) minimum base rental income recognized on a straight-line basis over the term of the lease so as to produce a constant periodic rent and (ii) scheduled rents due under the lease. As a result of the fact that the General Partners believe collection of the amount of the increases in minimum rent during future periods is uncertain, the Partnership established an allowance for doubtful accounts of approximately $34,800 in 1995 relating to the "accrued rental income" amounts previously recorded. The Partnership intends to pursue collection of such increases at the time they become due under the lease agreement and will recognize such amounts as income if collected.

      Rental income during 1995, was also affected by the fact that during 1995, the Partnership terminated its lease with the tenant of the Property in Page, Arizona. In connection therewith, the Partnership received and recorded as rental income approximately $40,000 during the year ended December 31, 1995, of which a portion related to amounts that had been reserved as uncollectible in 1994. Due to the fact that the Partnership does not expect to receive any additional amounts from the former tenant of this Property, during 1995, the Partnership reversed the balance of rent and other receivables relating to this Property, and the related allowance for doubtful accounts, of approximately $51,300 that had been recorded during 1994. In June 1995, a new operator began operating this Property on a month-to-month basis. The Partnership earned approximately $28,400 in rental income under this arrangement during the period June 1, 1995 through December 31, 1995.
The Partnership is currently negotiating a lease for this Property with the new operator and anticipates executing such lease in 1996.

      Rental and earned income decreased approximately $33,600 during 1994 due to the fact that, effective January 1994, the lease relating to the Property in Hazard, Kentucky, was amended to provide for payment of reduced rent with no scheduled rent increases. However, the lease amendment provides for a lower percentage rent breakpoint, as compared to the original lease agreement, a change that is designed to result in higher annual percentage rent payments at any time that percentage rent becomes payable. The General Partners anticipate that total rental payments under the amended lease will be equal to or greater than the original lease during the term of the lease.

      The decrease in rental and earned income during 1994, as compared to 1993, was partially offset by an increase of approximately $71,000 as the result of the Partnership's entering into a new lease with a new tenant for the Property in Canton Township, Michigan, for which rent commenced September 1993, and the fact that 1994 includes a full year of rental income relating to the new lease.

      During the years ended December 31, 1995, 1994 and 1993, the Partnership also earned $143,039, $163,506 and $104,827, respectively, in contingent rental income. Contingent rental income increased approximately $3,300 and $14,700 in 1995 and 1994, respectively, each as compared to the prior year, as the result of a lower percentage rent breakpoint provided for in the lease amendment for the Property in Hazard, Kentucky, as described above. In addition, contingent rental income increased during 1994 due to the collection of approximately $23,400 of contingent rental amounts previously reserved relating to the Denny's Property in Hagerstown, Maryland, and increased gross sales of certain restaurant Properties requiring the payment of contingent rent. No contingent rental income was recognized during 1995 for the Denny's Property in Hagerstown, Maryland. The increase during 1994, as compared to 1993, was partially offset as a result of the Partnership's adjusting estimated contingent rental amounts accrued at December 31, 1993, to actual amounts during 1994.

      The Partnership also recognized income of $22,015, $20,952 and $26,521 for the years ended December 31, 1995, 1994 and 1993, respectively, attributable to net income recorded by Titusville Joint Venture in which the Partnership is a co-venturer. The increase in net income earned by Titusville Joint Venture during 1995, as compared to 1994, was attributable to the receipt by the joint venture of bankruptcy proceeds relating to the former tenant. These amounts had previously been written off; therefore, they were recognized as income when received, during 1995. Net income earned by this joint venture in 1994 decreased due to the fact that no contingent rental income was earned by Titusville Joint Venture due to a decrease in gross sales of its restaurant Property during 1994.

      During the years ended December 31, 1995, 1994 and 1993, one lessee of the Partnership and its consolidated joint venture, Golden Corral Corporation, contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from one Property owned by an unconsolidated joint venture). As of December 31, 1995, Golden Corral Corporation was the lessee under leases relating to six restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Golden Corral Corporation will continue to contribute more than ten percent of the Partnership's total rental income during 1996 and subsequent years. In addition, six Restaurant Chains, Golden Corral Family Steakhouse Restaurants, Denny's, Perkins, Pizza Hut, KFC and Taco Bell, each accounted for more than ten percent of the Partnership's total rental income in 1995 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from one Property owned by an unconsolidated joint venture. In subsequent years, it is anticipated that these six Restaurant Chains each will continue to account for more than ten percent of total rental income to which the Partnership is entitled under the terms of the leases.
Any failure of Golden Corral Corporation or any of these Restaurant Chains could materially affect the Partnership's income.

      Operating expenses, including depreciation and amortization expense, were $667,876, $653,228 and $620,538 for the years ended December 31, 1995,
1994 and 1993, respectively. The increase in operating expenses during 1995, as compared to 1994, is partially a result of an increase in 1995 in (i) accounting and administrative expenses associated with operating the Partnership and its Properties and (ii) insurance expense as a result of the General Partners' obtaining contingent liability and property coverage for the Partnership as discussed above in "Liquidity and Capital Resources."

      In addition, the increase in operating expenses during 1995, as compared to 1994, is partially attributable to the Partnership's accruing past due real estate taxes and related interest of approximately $27,000 relating to the Denny's and Po Folks Properties in Hagerstown, Maryland. Payment of these taxes remains the responsibility of the tenant of these two Properties; however, because of the current financial difficulties the tenant is experiencing, the General Partners believe the tenant's ability to pay these expenses is doubtful. The Partnership intends to pursue collection from the tenant of any such amounts paid by the Partnership and will recognize such amounts as income if collected.

      The increase in operating expenses during 1995, as compared to 1994, is also partially attributable to the Partnership's accruing approximately $2,700 of past due real estate taxes relating to the Property in Page, Arizona, as a result of the Partnership's termination of its lease with the tenant as described in Item 1. Business - Leases. In June 1995, a new operator began operating this Property on a month-to-month basis and the General Partners anticipate that the new operator will be responsible for real estate taxes starting in June 1996, in accordance with the terms of the lease currently being negotiated.

      Operating expenses for the years ended December 31, 1995 and 1994, include approximately $25,000 and $92,100, respectively, in real estate taxes and interest relating to the Property in Chicago, Illinois. The amounts recorded during 1994 included past due amounts relating to prior years' real estate taxes and interest relating to this Property. Payment of these taxes remains the responsibility of the tenant of this Property; however, because of the current financial difficulties of the tenant, the General Partners believe the tenant's ability to pay these expenses is doubtful. The Partnership intends to pursue collection from the tenant of any such amounts paid by the Partnership and will recognize such amounts as income if collected.

      The increase in operating expenses during 1994, as compared to 1993, was partially offset by a decrease in operating expenses attributable to the fact that the Partnership entered into a new lease in May 1993 for the Property in Canton Township, Michigan, and the fact that the new tenant is responsible for real estate taxes and insurance relating to the Property. During 1993, the Partnership had accrued approximately $33,000 of real estate taxes, insurance and other expenses for this Property, as a result of the former tenant's defaulting under the terms of its lease. Depreciation expense decreased during 1994, as compared to 1993, as a result of the fact that the new lease relating to the Property in Canton Township, Michigan, was classified as a direct financing lease rather than as an operating lease.

      In addition, the increase in operating expenses during 1994, as compared to 1993, was also partially offset by a decrease in administrative expenses associated with both the processing services provided for investors and a decrease in mailings to investors.

      During 1995, the Partnership recorded an allowance for loss on land and building of $207,844 for financial reporting purposes, relating to the Po Folks Property in Hagerstown, Maryland. The loss represents the difference between the Property's carrying value and the estimated net realizable value, based on the anticipated sales price of this Property from an interested and unrelated third party.

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement, which is effective for fiscal years beginning after December 15, 1995, requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Partnership will adopt this standard in 1996. The General Partners believe that adoption of this standard currently would not have had a material effect on the Partnership's financial position or results of operations.

      The Partnership's leases as of December 31, 1995, are triple-net leases and, in general, contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the operating margins of the restaurants and on potential capital appreciation of the Properties.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA







                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                                   CONTENTS
                                   --------

                                                                    Page
                                                                    ----

Report of Independent Accountants                                    13

Financial Statements:

  Balance Sheets                                                     14

  Statements of Income                                               15

  Statements of Partners' Capital                                    16

  Statements of Cash Flows                                           17

  Notes to Financial Statements                                      20








                       Report of Independent Accountants
                       ---------------------------------

To the Partners
CNL Income Fund III, Ltd.


We have audited the financial statements and the financial statement schedules of CNL Income Fund III, Ltd. (a Florida limited partnership) listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL Income Fund III, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included herein.


                                 /s/Coopers & Lybrand L.L.P.

Orlando, Florida
January 18, 1996




                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                                --------------


                                                          December 31,
           ASSETS                                    1995             1994
           ------                                 -----------     -----------

Land and buildings on operating
  leases, less accumulated
  depreciation and allowance
  for loss on land and
  building                                        $17,309,533     $17,951,269
Net investment in direct
  financing lease                                     545,014         550,372
Investment in joint venture                           663,842         689,326
Cash and cash equivalents                             312,814         505,374
Receivables, less allowance for
  doubtful accounts of $353,277
  and $310,507                                        106,638         115,977
Prepaid expenses                                        5,601           3,823
Lease costs, less accumulated
  amortization of $1,562 and $962                      10,438          11,038
Accrued rental income, less
  allowance for doubtful accounts
  of $34,830 in 1995                                   82,071          89,232
Other assets                                           29,354          29,354
                                                  -----------     -----------

                                                  $19,065,305     $19,945,765
                                                  ===========     ===========


LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Accounts payable                                  $    14,489     $    19,293
Accrued and escrowed real
  estate taxes payable                                 77,253          94,138
Distributions payable                                 594,000         594,000
Due to related parties                                 53,915           2,337
Rents paid in advance and deposits                     24,792          38,864
                                                  -----------     -----------
    Total liabilities                                 764,449         748,632

Commitment (Note 11)

Minority interest                                     144,212         147,004

Partners' capital                                  18,156,644      19,050,129
                                                  -----------     -----------

                                                  $19,065,305     $19,945,765
                                                  ===========     ===========


                See accompanying notes to financial statements.






                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                             STATEMENTS OF INCOME
                             --------------------


                                               Year Ended December 31,
                                           1995          1994         1993
                                        ----------    ----------   ----------

Revenues:
  Rental income from operating
    leases                              $2,115,798    $2,235,602   $2,286,918
  Earned income from direct
    financing lease                         72,202        72,868       24,423
  Contingent rental income                 143,039       163,506      104,827
  Interest and other income                 22,386        36,192       58,980
                                        ----------    ----------   ----------
                                         2,353,425     2,508,168    2,475,148
                                        ----------    ----------   ----------

Expenses:
  General operating and admini-
    strative                               131,071        99,775      116,596
  Professional services                     28,758        22,666       30,500
  Bad debt expense                          11,418         4,101          666
  Real estate taxes                         50,815        80,095       11,803
  State and other taxes                     11,322        12,100       11,853
  Depreciation and amortization            434,492       434,491      449,120
                                        ----------    ----------   ----------
                                           667,876       653,228      620,538
                                        ----------    ----------   ----------

Income Before Minority Interest
  in Income of Consolidated Joint
  Venture, Equity in Earnings of
  Unconsolidated Joint Venture and
  Provision for Loss on Land
  and Building                           1,685,549     1,854,940    1,854,610

Minority Interest in Income of
  Consolidated Joint Venture               (17,205)      (17,287)     (24,669)

Equity in Earnings of Unconsoli-
  dated Joint Venture                       22,015        20,952       26,521

Provision for Loss on Land and
  Building                                (207,844)           -            -
                                        ----------    ----------   ----------

Net Income                              $1,482,515    $1,858,605   $1,856,462
                                        ==========    ==========   ==========

Allocation of Net Income:
  General partners                      $   13,906    $   18,586   $   18,565
  Limited partners                       1,468,609     1,840,019    1,837,897
                                        ----------    ----------   ----------

                                        $1,482,515    $1,858,605   $1,856,462
                                        ==========    ==========   ==========

Net Income Per Limited Partner
  Unit                                  $    29.37    $    36.80   $    36.76
                                        ==========    ==========   ==========

Weighted Average Number of
  Limited Partner Units
  Outstanding                               50,000        50,000       50,000
                                        ==========    ==========   ==========


                See accompanying notes to financial statements.



                                          CNL INCOME FUND III, LTD.
                                       (A Florida Limited Partnership)

                                       STATEMENTS OF PARTNERS' CAPITAL
                                       -------------------------------

                                Years Ended December 31, 1995, 1994 and 1993


                                General Partners                      Limited Partners
                               ------------------    ----------------------------------------------------
                                          Accumu-                                  Accumu-
                               Contri-    lated        Contri-      Distri-        lated      Syndication
                               butions   Earnings      butions      butions       Earnings       Costs         Total
                              --------   --------    -----------  ------------  -----------   -----------   -----------
Balance, December 31, 1992    $161,500   $ 90,601    $25,000,000  $(11,269,640) $ 8,969,499   $(2,864,898)  $20,087,062

  Distributions to limited
    partners ($47.52 per
    limited partner unit)           -          -              -     (2,376,000)          -             -     (2,376,000)
  Net income                        -      18,565             -             -     1,837,897            -      1,856,462
                              --------   --------    -----------  ------------  -----------   -----------   -----------

Balance, December 31, 1993     161,500    109,166     25,000,000   (13,645,640)  10,807,396    (2,864,898)   19,567,524

  Distributions to limited
    partners ($47.52 per
    limited partner unit)           -          -              -     (2,376,000)          -             -     (2,376,000)
  Net income                        -      18,586             -             -     1,840,019            -      1,858,605
                              --------   --------    -----------  ------------  -----------   -----------   -----------

Balance, December 31, 1994     161,500    127,752     25,000,000   (16,021,640)  12,647,415    (2,864,898)   19,050,129

  Distributions to limited
    partners ($47.52 per
    limited partner unit)           -          -              -     (2,376,000)          -             -     (2,376,000)
  Net income                        -      13,906             -             -     1,468,609            -      1,482,515
                              --------   --------    -----------  ------------  -----------   -----------   -----------

Balance, December 31, 1995    $161,500   $141,658    $25,000,000  $(18,397,640) $14,116,024   $(2,864,898)  $18,156,644
                              ========   ========    ===========  ============  ===========   ===========   ===========


                               See accompanying notes to financial statements.




                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------


                                              Year Ended December 31,
                                        1995           1994           1993
                                     -----------   -----------    -----------

Increase (Decrease) in Cash and
  Cash Equivalents:

    Cash Flows From Operating
      Activities:
        Cash received from
          tenants                    $ 2,340,729   $ 2,479,442    $ 2,404,016
        Distributions from
          unconsolidated joint
          venture                         47,499        42,149         49,923
        Cash paid for expenses          (198,797)     (170,171)      (176,783)
        Interest received                 14,006        11,951         15,385
                                     -----------   -----------    -----------
            Net cash provided
              by operating
              activities               2,203,437     2,363,371      2,292,541
                                     -----------   -----------    -----------

    Cash Flows From Investing
      Activities:
        Collections on loans                  -         26,173         27,206
        Payment of lease costs                -         (4,000)        (8,000)
                                     -----------   -----------    -----------
            Net cash provided
              by investing
              activities                      -         22,173         19,206
                                     -----------   -----------    -----------

    Cash Flows From Financing
      Activities:
        Distributions to holder
          of minority interest           (19,997)      (20,033)       (27,455)
        Distributions to
          limited partners            (2,376,000)   (2,376,000)    (1,782,000)
                                     -----------   -----------    -----------
            Net cash used in
              financing
              activities              (2,395,997)   (2,396,033)    (1,809,455)
                                     -----------   -----------    -----------

Net Increase (Decrease) in Cash
  and Cash Equivalents                  (192,560)      (10,489)       502,292

Cash and Cash Equivalents at
  Beginning of Year                      505,374       515,863         13,571
                                     -----------   -----------    -----------

Cash and Cash Equivalents at
  End of Year                        $   312,814   $   505,374    $   515,863
                                     ===========   ===========    ===========

Reconciliation of Net Income
  to Net Cash Provided by
  Operating Activities:

    Net income                       $ 1,482,515   $ 1,858,605    $ 1,856,462
                                     -----------   -----------    -----------
    Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
        Depreciation                     433,892       433,892        448,757
        Amortization                         600           599            363
        Minority interest in
          income of consolidated
          joint venture                   17,205        17,287         24,669
        Equity in earnings of
          unconsolidated joint
          venture, net of
          distributions                   25,484        21,197         23,402
        Provision for loss on
          land and building              207,844            -              -
        Decrease (increase) in
          receivables                      9,339          (184)       (31,998)
        Decrease in net invest-
          ment in direct
          financing lease                  5,358         4,692          1,432
        Increase in prepaid
          expenses                        (1,778)       (3,823)            -
        Decrease (increase) in
          accrued rental income            7,161       (27,669)       (39,648)
        Increase (decrease) in
          accounts payable and
          accrued expenses               (21,689)       46,582         10,477
        Increase (decrease) in
          due to related parties          51,578         2,337         (4,113)
        Increase (decrease) in
          rents paid in advance
          and deposits                   (14,072)        9,856          2,738
                                     -----------   -----------    -----------
            Total adjustments            720,922       504,766        436,079
                                     -----------   -----------    -----------
Net Cash Provided by Operating
  Activities                         $ 2,203,437   $ 2,363,371    $ 2,292,541
                                     ===========   ===========    ===========

Supplemental Schedule of
  Non-Cash Investing
  and Financing Activities:

    Building costs, net of
      accumulated depreciation,
      transferred to net
      investment in direct
      financing lease                $        -    $        -     $   556,496
                                     ===========   ===========    ===========

    Lease costs incurred and
      unpaid at December 31          $        -    $        -     $     4,000
                                     ===========   ===========    ===========

    Distributions declared and
      unpaid at December 31          $   594,000   $   594,000    $   594,000
                                     ===========   ===========    ===========

                See accompanying notes to financial statements.




                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1995, 1994 and 1993


1.    Significant Accounting Policies:
      -------------------------------

      Organization and Nature of Business - CNL Income Fund III, Ltd. (the "Partnership") is a Florida limited partnership that was organized for the purpose of acquiring both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains.

      The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50 percent shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

      Land and Buildings on Operating Leases - Land and buildings on operating leases are stated at cost. Buildings are depreciated using the straight-line method over their estimated useful lives of 30 years.
      When properties are sold, the related cost and accumulated depreciation are removed from the accounts and gains or losses from sales are reflected in income in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate."

      When the general partners believe that the undepreciated cost cannot be recovered through operations, properties are written down to net realizable value with an adjustment to increase the allowance for loss on land and building and to decrease income for the current period. The general partners determine whether an impairment in value has occurred by comparing the estimated undiscounted future cash flows with the carrying cost of the individual properties.

      Lease Accounting and Rental Income - Land and buildings are leased to others on a triple-net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs.

      The leases are accounted for using either the direct financing or the operating method. Such methods are described below:

            Direct financing method - The lease accounted for using the direct financing method is recorded at its net investment (Note 4). Unearned income is deferred and amortized to income over the lease term so as to produce a constant periodic rate of return on the Partnership's net investment in the lease.

            Operating method - Land and buildings are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis over the lease term so as to produce a constant periodic rent. Accrued rental income is the aggregate difference between the scheduled rents which vary during the lease term and the income recognized on a straight-line basis.

      When the collection of amounts recorded as rental or other income is considered to be doubtful, an adjustment is made to increase the allowance for doubtful accounts, which is netted against receivables, and to decrease rental or other income or increase bad debt expense for the current period, although the Partnership continues to pursue collection of such amounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

      Investment in Joint Ventures - The Partnership accounts for its 69.07% interest in Tuscawilla Joint Venture, a Florida general partnership, using the consolidation method. Minority interest represents the minority joint venture partners' proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

      The Partnership's investment in Titusville Joint Venture is accounted for using the equity method since the Partnership shares control with an affiliate which has the same general partners.

      Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks, money market funds and overnight repurchase agreements backed by government securities. Cash equivalents are stated at cost plus accrued interest, which approximates market value.

      Cash accounts maintained on behalf of the Partnership in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, the Partnership has not experienced any losses in such accounts. The Partnership limits investment of temporary cash investments to financial institutions with high credit standing; therefore, the Partnership believes it is not exposed to any significant credit risk on cash and cash equivalents.

      Lease Costs - Brokerage fees associated with negotiating a new lease are amortized over the term of the new lease using the straight-line method.

      Income Taxes - Under Section 701 of the Internal Revenue Code, all income, expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

      Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

      Use of Estimates - The general partners of the Partnership have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 1995 presentation. These reclassifications had no effect on partners' capital or net income.

      New Accounting Standard - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement, which is effective for fiscal years beginning after December 15, 1995, requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Partnership will adopt this standard in 1996. The general partners believe that adoption of this standard currently would not have had a material effect on the Partnership's financial position or results of operations.

2.    Leases:
      ------

      The Partnership leases its land and buildings primarily to operators of national and regional fast-food restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The leases generally are classified as operating leases, however, one lease has been classified as a direct financing lease. The building portion of this property lease is accounted for as a direct financing lease while the land portion of this lease is an operating lease. Substantially all leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant generally pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two or four successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.    Land and Buildings on Operating Leases:
      --------------------------------------

      Land and buildings on operating leases consisted of the following at December 31:
                                                1995            1994
                                             -----------     -----------

            Land                             $ 7,835,279     $ 7,835,279
            Buildings                         13,016,774      13,016,774
                                             -----------     -----------
                                              20,852,053      20,852,053
            Less accumulated
              depreciation                    (3,334,676)     (2,900,784)
                                             -----------     -----------
                                              17,517,377      17,951,269
            Less allowance for loss
              on land and building              (207,844)             -
                                             -----------     -----------

                                             $17,309,533     $17,951,269
                                             ===========     ===========

      At December 31, 1995, the Partnership established an allowance for loss on land and building in the amount of $207,844 for financial reporting purposes for the Po Folks property in Hagerstown, Maryland. The allowance represents the difference between the (i) property's carrying value at December 31, 1995, and (ii) the general partners' estimate of the net realizable value of the property based on the anticipated sales price of this property to an interested and unrelated third party.

      Some leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the year ended December 31, 1995, 1994 and 1993, the Partnership recognized $27,669, $27,669 and $39,648 of such rental income. Income recognized during 1995 was reduced by $34,830 as a result of the Partnership's establishing an allowance for doubtful accounts for accrued rental income amounts previously recorded relating to the lease of the property in Chicago, Illinois.

      The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1995:

            1996                                             $ 2,120,422
            1997                                               2,123,793
            1998                                               2,129,193
            1999                                               2,135,593
            2000                                               2,135,593
            Thereafter                                        13,241,961
                                                             -----------

                                                             $23,886,555
                                                             ===========

4.    Net Investment in Direct Financing Lease:
      ----------------------------------------

      The following lists the components of the net investment in direct financing lease at December 31:

                                                1995             1994
                                             -----------     -----------

            Minimum lease payments
              receivable                     $ 1,370,228     $ 1,447,788
            Estimated residual value             139,124         139,124
            Less unearned income                (964,338)     (1,036,540)
                                             -----------     -----------

            Net investment in direct
              financing lease                $   545,014     $   550,372
                                             ===========     ===========

      The following is a schedule of future minimum lease payments to be received on the direct financing lease at December 31, 1995:

            1996                                              $   77,560
            1997                                                  77,560
            1998                                                  77,560
            1999                                                  77,560
            2000                                                  77,560
            Thereafter                                           982,428
                                                              ----------

                                                              $1,370,228
                                                              ==========

5.    Investment in Joint Venture:
      ---------------------------

      The Partnership has a 73.4% interest in the profits and losses of Titusville Joint Venture which is accounted for using the equity method. The remaining interest in the Titusville Joint Venture is held by an affiliate of the Partnership which has the same general partners.

      Titusville Joint Venture owns and leases one property to an operator of national family-style restaurants. The following presents the joint venture's condensed financial information at December 31:

                                                      1995        1994
                                                    --------    --------

            Land and building on operating
              lease, less accumulated
              depreciation                          $847,105    $872,138
            Cash                                       6,995       8,955
            Receivables                               12,000      18,070
            Accrued rental income                     14,700      11,100
            Other assets                              35,540      41,501
            Liabilities                                8,539       9,246
            Partners' capital                        907,801     942,518
            Revenues                                  65,105      61,111
            Net income                                29,996      28,545

      The Partnership recognized income of $22,015, $20,952 and $26,521 for the years ended December 31, 1995, 1994 and 1993, respectively, from this joint venture.

6.    Receivables:
      -----------

      During 1992, the Partnership entered into an agreement with the tenant of its property in Page, Arizona, whereby $27,733, which had been included in accounts receivable for past due rents, was converted to a loan receivable. The loan, which bears interest at a rate of 12.5% per annum, was to be collected over 36 months with collections commencing July 1, 1992. During 1995, the Partnership terminated its lease with the tenant of this Property. Due to the fact that the Partnership does not expect to receive any additional amounts from the former tenant, the Partnership wrote off the balance of rent and other receivables, including the loan receivable described above, relating to this property, and the related allowance for doubtful accounts, of approximately $51,300 during 1995.

      In August 1994, the Partnership and the tenant of the Po Folks property in Hagerstown, Maryland, entered into an agreement whereby the tenant had agreed to pay the Partnership past due rental amounts of $250,525 in weekly installments over a period of approximately 60 months, commencing September 1994. In February 1995, the tenant ceased operations of the restaurant business located on the property. Due to the present uncertainty of the collectibility of the past due rental amounts, the Partnership has established an allowance for doubtful accounts relating to these amounts due from the former tenant. At December 31, 1995 and 1994, the allowance for doubtful accounts was $259,242 and $234,443, respectively; therefore, no amounts were included in receivables at December 31, 1995 and 1994, relating to this tenant. The Partnership is pursuing collection of the past due amounts and will recognize any such amounts as income if collected. As of January 18, 1996, the Partnership was negotiating the sale of this Property to an unrelated, third party, and if sold, intends to reinvest the sales proceeds in another property.

      During the year ended December 31, 1994, the Partnership received a judgment in bankruptcy relating to the former tenant of the property in Canton Township, Michigan, for an amount equal to $3,324 as payment in full of all past due amounts owed the Partnership. Payment was due in 60 monthly installments of $66, including interest at a rate of seven percent per annum, commencing on November 1, 1994. The Partnership received no payments relating to this judgment and in March 1995, negotiated with the former tenant a lump sum settlement of $2,587.

7.    Allocations and Distributions:
      -----------------------------

      All net income and net losses of the Partnership, excluding gains and losses from the sale of properties, are allocated 99 percent to the limited partners and one percent to the general partners. Distributions of net cash flow are made 99 percent to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners is subordinated to receipt by the limited partners of an aggregate, ten percent, noncumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

      Generally, net sales proceeds from the sale of properties, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their cumulative 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property is, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property is, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

      During each of the years ended December 31, 1995, 1994 and 1993, the Partnership declared distributions to the limited partners of $2,376,000. No distributions have been made to the general partners to date.

8.    Income Taxes:
      ------------

      The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                       1995         1994         1993
                                    ----------   ----------   ----------
            Net income for
              financial reporting
              purposes              $1,482,515   $1,858,605   $1,856,462

            Depreciation for tax
              reporting purposes
              less than(in
              excess of) depreci-
              ation for financial
              reporting purposes          (628)        (628)      14,236

            Allowance for loss on
              land and building        207,844           -            -

            Direct financing
              lease recorded as
              operating lease for
              tax reporting
              purposes                   5,358        4,692        1,432

            Equity in earnings
              of joint venture
              for tax reporting
              purposes less than
              equity in earnings
              of joint venture
              for financial
              reporting purposes        (1,769)      (1,769)      (1,774)

            Allowance for
              doubtful accounts         42,770       82,915       88,755

            Accrued rental income        7,161      (27,669)     (39,648)

            Rents paid in advance      (14,572)       9,856        2,738

            Minority interest in
              timing differences
              of consolidated
              joint venture               (106)        (132)        (132)
                                    ----------   ----------   ----------

            Net income for
              federal income
              tax purposes          $1,728,573   $1,925,870   $1,922,069
                                    ==========   ==========   ==========

9.    Related Party Transactions:
      --------------------------

      One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the parent company of CNL Investment Company and CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, is the president of CNL Investment Company and CNL Fund Advisors, Inc. CNL Income Fund Advisors, Inc. was a wholly owned subsidiary of CNL Group, Inc. until its merger, effective January 1, 1996, with CNL Fund Advisors, Inc. During the years ended December 31, 1995, 1994 and 1993, CNL Investment Company, CNL Income Fund Advisors, Inc. and CNL Fund Advisors, Inc. (hereinafter referred to collectively as the "Affiliates") each performed certain services for the Partnership, as described below.

      During the years ended December 31, 1995, 1994 and 1993, certain Affiliates acted as manager of the Partnership's properties pursuant to a property management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliates a management fee of one-half of one percent of the Partnership assets under management (valued at cost) annually. The property management fee is limited to one percent of the sum of gross operating revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross operating revenues from joint ventures or competitive fees for comparable services. In addition, these fees are payable only after the limited partners receive their aggregate, noncumulative 10% Preferred Return. Due to the subordinated nature of these fees, no property management fees have been incurred since inception.

      Certain Affiliates are also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Affiliates provide a substantial amount of services in connection with the sale. In addition, the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

      During the years ended December 31, 1995, 1994 and 1993, the Affiliates provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $78,597, $47,633 and $39,619 for the years ended December 31, 1995, 1994 and 1993, respectively, for such services.

      The due to related parties consisted of the following at December 31:

                                                       1995       1994
                                                      -------    -------

            Due to Affiliates:
              Expenditures incurred on
                behalf of the Partnership             $27,557    $ 2,337
              Accounting and administrative
                services                               26,358         -
                                                      -------    -------

                                                      $53,915    $ 2,337
                                                      =======    =======

10.   Concentration of Credit Risk:
      ----------------------------

      For the years ended December 31, 1995, 1994 and 1993, rental income from Golden Corral Corporation was $470,952, $472,443 and $465,000, respectively, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from the joint venture).

      In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from the joint venture) for at least one of the years ended December 31:

                                          1995        1994        1993
                                        --------    --------    --------

            Golden Corral
              Family Steakhouse
              Restaurants               $470,952    $472,443    $465,000
            Pizza Hut                    289,161     290,438     274,353
            KFC                          279,075     227,493     282,428
            Perkins                      276,114     276,114     277,305
            Taco Bell                    260,119     262,282     258,808
            Denny's                      254,043     330,659     323,996

      Although the Partnership's properties are geographically diverse and the Partnership's lessees operate a variety of restaurant concepts, failure of any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership. However, the general partners believe that the risk of such a default is reduced due to the essential or important nature of these properties for the on-going operations of the lessees.

11.   Commitment:
      ----------

      In May 1995, the Partnership received notice from the tenant of its property in Bradenton, Florida, that it intends to exercise its option to purchase the property in accordance with the terms of its lease agreement. As of January 18, 1996, the Partnership and the tenant had not yet entered into a purchase and sale agreement.

12.   Subsequent Event:
      ----------------

      In January 1996, the Partnership entered into a promissory note with the Corporate General Partner for a loan in the amount of $86,200 in connection with the operations of the Partnership. The loan is uncollateralized, bears interest at a rate of prime plus 0.25% per annum and is due on demand.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.



                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL Investment Company, CNL Fund Advisors, Inc. and CNL Group, Inc. and its affiliates, all of which are affiliates of the General Partners. In addition, during 1995, the Partnership had available to it the services, personnel and experience of CNL Income Fund Advisors, Inc., prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996.

      James M. Seneff, Jr., age 49, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors and Chief Executive Officer since its formation in 1973. CNL Group, Inc. is the parent company of CNL Securities Corp., CNL Investment Company, CNL Fund Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc. Mr. Seneff has been a director and registered principal of CNL Securities Corp., which served as the managing dealer in the Partnership's offering of Units, since its formation in 1979. Mr. Seneff also has held the position of President and a director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chairman of the Board and Chief Executive Officer of CNL Investment Company and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc. since 1992, has served as Chairman of the Board and Chief Executive Officer of CNL Realty Advisors, Inc. since its inception in 1991, served as Chairman of the Board and Chief Executive Officer of CNL Income Fund Advisors, Inc. since its inception in 1994 through December 31, 1995, has served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc. since its inception in 1994, and has held the position of Chief Executive Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $40 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in approximately 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these 100 real estate ventures are approximately 57 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

      Robert A. Bourne, age 48, is President and Treasurer of CNL Group, Inc., President, a director and a registered principal of CNL Securities Corp., President and a director of CNL Investment Company, CNL Fund Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc., and President, Chief Investment Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne also has served as a director since 1992, as President from July 1992 to February 1996, and as Vice Chairman of the Board of Directors, Secretary and Treasurer since February 1996, of Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as a director since its inception in 1991, as President from 1991 to February 1996, and as Secretary and Treasurer since February 1996, of CNL Realty Advisors, Inc. Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978, was employed by Coopers & Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987, he was a partner in the accounting firm of Bourne & Rose, P. A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in approximately 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these 100 real estate ventures are approximately 57 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner.

      CNL Realty Corporation is a corporation organized on November 26, 1985, under the laws of the State of Florida. Its sole directors and shareholders are James M. Seneff, Jr. and Robert A. Bourne, the individual General Partners. CNL Realty Corporation was organized to serve as the corporate general partner of real estate limited partnerships, such as the Partnership, organized by one or both of the individual General Partners. CNL Realty Corporation currently serves as the corporate general partner of the CNL Income Fund Partnerships.

      CNL Investment Company, which through December 31, 1994, provided certain management services in connection with the Partnership and its Properties, is a corporation organized in 1990 under the laws of the State of Florida. Its principal office is located at 400 East South Street, Suite 500, Orlando, Florida 32801. CNL Investment Company is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

      CNL Income Fund Advisors, Inc., for the period January 1, 1995 through September 30, 1995, provided certain management services in connection with the Partnership and its Properties following the assignment by CNL Investment Company of its rights and obligations under the property management agreement. CNL Income Fund Advisors, Inc. was a corporation organized in 1994 under the laws of the State of Florida, and its principal office was located at 400 East South Street, Suite 500, Orlando, Florida 32801. CNL Income Fund Advisors, Inc. was a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services. CNL Income Fund Advisors, Inc. merged with CNL Fund Advisors, Inc. effective January 1, 1996.

      CNL Fund Advisors, Inc., effective October 1, 1995, began providing certain management services in connection with the Partnership and its Properties following the assignment by CNL Income Fund Advisors, Inc. of its rights and obligations under the property management agreement. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Suite 500, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

      CNL Group, Inc., which is the parent company of CNL Investment Company and CNL Fund Advisors, Inc., is a diversified real estate corporation organized in 1980 under the laws of the State of Florida. Other subsidiaries and affiliates of CNL Group, Inc. include a property development and management company, two investment advisory companies, and six corporations organized as strategic business units. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Group, Inc.

      The following persons serve as operating officers of CNL Group, Inc. or its affiliates or subsidiaries in the discretion of the Boards of Directors of those companies, but, except as specifically indicated, do not serve as members of the Boards of Directors of those entities. The Boards of Directors have the responsibility for creating and implementing the policies of CNL Group, Inc. and its affiliated companies.

      John T. Walker, age 37, joined CNL Group, Inc. in September 1994, as Senior Vice President, responsible for Research and Development. He currently serves as the Chief Operating Officer and Executive Vice President of CNL Fund Advisors, Inc. and CNL American Properties Fund, Inc. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a Certified Public Accountant.

      Lynn E. Rose, age 47, a certified public accountant, has served as Chief Financial Officer and Secretary of CNL Group, Inc. since December 1993, and served as Controller and Secretary of CNL Group, Inc. from 1987 until December 1993. She has served as Chief Operating Officer of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer of CNL Institutional Advisors, Inc. since its inception in 1990, a director of CNL Realty Advisors, Inc. since its inception in 1991, Secretary and Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996, Secretary of CNL Income Fund Advisors, Inc. since its inception in 1994 to December 1995, and Secretary and Treasurer of CNL Fund Advisors, Inc. since its inception in 1994. Ms. Rose also has served as Chief Financial Officer, Secretary and Treasurer of CNL American Properties Fund, Inc. since its inception in 1994. In addition, Ms. Rose oversees the management information services, administration, legal compliance, accounting, tenant compliance, and reporting for over 200 corporations, partnerships, and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida and is a registered financial and operations principal of CNL Securities Corp. She was licensed as a Certified Public Accountant in 1979.

      Jeanne A. Wall, age 37, has served as Chief Operating Officer of
CNL Investment Company and of CNL Securities Corp. since November 1994 and previously served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. as its Partnership Administrator. In 1985, Ms. Wall became Vice President of CNL Securities Corp. and, in 1987, she became a Senior Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees the partnership administration and investor services for programs offered through participating brokers. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991, as Vice President of Commercial Net Lease Realty, Inc. since 1992, as Executive Vice President of CNL Income Fund Advisors, Inc. from its inception in 1994 to December 1995, as Executive Vice President of CNL Fund Advisors, Inc. since its inception in 1994, and as Executive Vice President of CNL American Properties, Inc. since its inception in 1994. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).


ITEM 11.  EXECUTIVE COMPENSATION

      Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of February 29, 1996, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

      The following table sets forth, as of February 29, 1996, the beneficial ownership interests of the General Partners in the Registrant.

         Title of Class            Name of Partner            Percent of Class
         --------------            ---------------            ----------------

 General Partnership Interests     James M. Seneff, Jr.               45%
                                   Robert A. Bourne                   45%
                                   CNL Realty Corporation             10%
                                                                     ----
                                                                     100%
                                                                     ====

      Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above. There are no arrangements which at a subsequent date may result in a change in control of the Registrant.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1995, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.


     Type of                                            Amount Incurred
  Compensation               Method of                    For the Year
  and Recipient             Computation             Ended December 31, 1995
  -------------             -----------             -----------------------

Reimbursement to        Operating expenses are      Operating expenses
affiliates for          reimbursed at the           incurred on behalf of
operating expenses      lower of cost or 90         the Partnership:
                        percent of the              $149,252
                        prevailing rate at
                        which comparable            Accounting and
                        services could have         administrative
                        been obtained in the        services:  $78,597
                        same geographic area.
                        If the General
                        Partners or their
                        affiliates loan funds
                        to the Partnership,
                        the General Partners
                        or their affiliates
                        will be reimbursed for
                        the interest and fees
                        charged to them by
                        unaffiliated lenders
                        for such loans.
                        Affiliates of the
                        General Partners from
                        time to time incur
                        certain operating
                        expenses on behalf of
                        the Partnership for
                        which the Partnership
                        reimburses the
                        affiliates without
                        interest.


Annual, subordinated    One-half of one             $ - 0 -
property management     percent per year of
fee to affiliates       Partnership assets
                        under management
                        (valued at cost),
                        subordinated to
                        certain minimum
                        returns to the Limited
                        Partners.  The
                        property management
                        fee will not exceed
                        the lesser of one
                        percent of gross
                        operating revenues or
                        competitive fees for
                        comparable services.


Deferred, subordinated  A deferred,                 $ - 0 -
real estate             subordinated real
disposition fee         estate disposition
payable to affiliates   fee, payable upon sale
                        of one or more
                        Properties, in an
                        amount equal to the
                        lesser of (i) one-half
                        of a competitive real
                        estate commission, or
                        (ii) three percent of
                        the sales price of
                        such Property or
                        Properties.  Payment
                        of such fee shall be
                        made only if
                        affiliates of the
                        General Partners
                        provide a substantial
                        amount of services in
                        connection with the
                        sale of a Property or
                        Properties and shall
                        be subordinated to
                        certain minimum
                        returns to the Limited
                        Partners.

General Partners'       A deferred,                 $ - 0 -
deferred, sub-          subordinated share
ordinated share of      equal to one percent
Partnership net cash    of Partnership
flow                    distributions of net
                        cash flow,
                        subordinated to
                        certain minimum
                        returns to the Limited
                        Partners.

General Partners'       A deferred,                 $ - 0 -
deferred, sub-          subordinated share
ordinated share of      equal to five percent
Partnership net sales   of Partnership
proceeds from a sale    distributions of such
or sales                net sales proceeds,
                        subordinated to
                        certain minimum
                        returns to the Limited
                        Partners.



                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report.

      1.  Financial Statements

            Report of Independent Accountants

            Balance Sheets at December 31, 1995 and 1994

            Statements of Income for the years ended December 31, 1995, 1994 and 1993

            Statements of Partners' Capital for the years ended December 31,
              1995, 1994 and 1993

            Statements of Cash Flows for the years ended December 31, 1995,
              1994 and 1993

            Notes to Financial Statements

      2.  Financial Statement Schedules

            Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1995, 1994 and 1993

            Schedule III - Real Estate and Accumulated Depreciation at
                             December 31, 1995

            Notes to Schedule III - Real Estate and Accumulated Depreciation
                                      at December 31, 1995

            All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

      3.  Exhibits

      3.1 Certificate of Limited Partnership of CNL Income Fund III, Ltd. (Included as Exhibit 3.1 to Amendment No. 1 to Registration Statement No. 33-15374 on Form S-11 and incorporated herein by reference.)

      3.2 Amended and Restated Agreement and Certificate of Limited Partnership of CNL Income Fund III, Ltd. (Included as Exhibit 3.2 to Form 10-K filed with the Securities and Exchange Commission on April 5, 1993, and incorporated herein by reference.)

      4.1 Certificate of Limited Partnership of CNL Income Fund III, Ltd. (Included as Exhibit 4.1 to Amendment No. 1 to Registration Statement No. 33-15374 on Form S-11 and incorporated herein by reference.)

      4.2 Amended and Restated Agreement and Certificate of Limited Partnership of CNL Income Fund III, Ltd. (Included as Exhibit 3.2 to Form 10-K filed with the Securities and Exchange Commission on April 5, 1993, and incorporated herein by reference.)

     10.1 Property Management Agreement (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on April 5, 1993, and incorporated herein by reference.)

     10.2 Assignment of Property Management Agreement from CNL Investment Company to CNL Income Fund Advisors, Inc. (Included as Exhibit
            10.2 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

     10.3 Assignment of Property Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Filed herewith.)

     10.4 Promissory Note, dated January 16, 1996, among the Registrant and CNL Realty Corporation relating to a $86,200 loan. (Filed herewith.)

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 1995 through December 31, 1995.



                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 1996.

                                    CNL INCOME FUND III, LTD.

                                    By:   CNL REALTY CORPORATION
                                          General Partner

                                          /s/ Robert A. Bourne
                                          ---------------------------
                                          ROBERT A. BOURNE, President


                                    By:   ROBERT A. BOURNE
                                          General Partner

                                          /s/ Robert A. Bourne
                                          ---------------------------
                                          ROBERT A. BOURNE


                                    By:   JAMES M. SENEFF, JR.
                                          General Partner

                                          /s/ James M. Seneff, Jr.
                                          ---------------------------
                                          JAMES M. SENEFF, JR.




      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                    Title                      Date
       ---------                    -----                      ----

/s/ Robert A. Bourne       President, Treasurer and        March 25, 1996
- ------------------------   Director (Principal
Robert A. Bourne           Financial and
                           Accounting Officer)

/s/ James M. Seneff, Jr.   Chief Executive Officer         March 25, 1996
- ------------------------   and Director (Principal
James M. Seneff, Jr.       Executive Officer)



                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                -----------------------------------------------

                 Years Ended December 31, 1995, 1994 and 1993


                                            Additions                 Deductions
                                      ----------------------    --------------------
                        Balance at    Charged to  Charged to     Deemed                 Balance
                        Beginning     Costs and     Other       Uncollec-               at End
Year  Description        of Year      Expenses     Accounts       tible    Collected    of Year
- ----  -----------       ----------    ----------  ----------    ---------  ---------   --------
1993  Allowance for
        doubtful
        accounts (a)     $138,837      $    -      $ 88,755(b)   $    -     $    -     $227,592
                         ========      =======     ========      =======    =======    ========

1994  Allowance for
        doubtful
        accounts (a)     $227,592      $ 4,101     $136,069(b)   $41,599    $15,656    $310,507
                         ========      =======     ========      =======    =======    ========

1995  Allowance for
        doubtful
        accounts (a)     $310,507      $10,681     $138,933(b)   $53,946    $18,068    $388,107
                         ========      =======     ========      =======    =======    ========

      (a) Deducted from receivables and accrued rental income on the balance sheet.

      (b)  Reduction of rental and other income.




                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------

                               December 31, 1995


                           (A)       (B)          (C)           (D)        (E)

                                                              Costs Capitalized
                                                                  Subsequent
                                        Initial Cost            To Acquisition
                                  ------------------------  --------------------
                                               Buildings
                          Encum-                  and        Improve-   Carrying
                         brances     Land     Improvements    ments       Costs
                         -------  ----------  ------------  ----------  --------

Properties the
  Partnership has
  Invested in Under
  Operating Leases:

    Burger King
      Restaurants:
        Kansas City, MO       -   $  236,055    $  573,739  $       -   $     -
        Roswell, GA           -      437,528            -      379,809        -

    Denny's Restaurants:
      Hagerstown, MD          -      332,665            -      549,754        -
      Hazard, KY              -      196,801            -      489,749        -
      Daytona Beach, FL       -      153,159       369,125     446,200        -

    Golden Corral Family
      Steakhouse
      Restaurants:
        Altus, OK             -      149,756       449,269          -         -
        Hastings, NE          -      110,800       332,400      23,636        -
        Wichita, KS (f)       -      147,349       442,045          -         -
        Stockbridge, GA       -      384,644       685,511          -         -
        Washington, IL        -      221,680       517,833          -         -
        Schererville,
          IN (f)              -      211,690       531,801          -         -

    KFC Restaurants:
      Calallen, TX            -      219,432            -      332,043        -
      Katy, TX                -      266,768            -      279,486        -
      Burnsville, MN          -      196,159            -      437,895        -
      Page, AZ                -      328,729            -      270,755        -

    Mountain Jack's
      Restaurant:
        Canton Township,
          MI (g)              -      296,945            -           -         -

    Perkins Restaurants:
      Flagstaff, AZ           -      372,546            -      669,471        -
      Bradenton, FL           -      438,302       720,093          -         -

    Pizza Hut Restaurants:
      Jacksboro, TX           -       54,274       147,337          -         -
      Seminole, TX            -      183,284       134,531          -         -
      Winter Springs, FL      -      268,128       270,372          -         -
      Austin, TX              -      301,778       372,137          -         -
      Kissimmee, FL           -      141,282       371,166          -         -

    Po Folks Restaurant:
     Hagerstown, MD (h)       -      579,990            -      638,320        -

    Popeyes Famous Fried
      Chicken Restaurant:
        Plant City, FL        -      275,129            -      360,342        -

    Taco Bell Restaurants:
      Fernandina Beach, FL    -      190,348            -      395,955        -
      Bishop, CA              -      363,965            -      272,151        -
      Longwood, FL            -      346,831            -      394,086        -

    Wendy's Old Fashioned
      Hamburger Restau-
      rants:
        Punta Gorda, FL       -      279,061       471,431          -         -
        Chicago, IL           -       90,487       542,731          -         -
        Mason City, IA        -       59,714       121,384      24,217        -
                                  ----------    ----------  ----------  --------

                                  $7,835,279    $7,052,905  $5,963,869  $     -
                                  ==========    ==========  ==========  ========

Property of Joint Venture
  in Which the Partnership
  has a 73.4% Interest and
  has Invested in Under an
  Operating Lease:

    Po Folks Restaurant:
      Titusville, FL          -   $  271,350    $       -   $  750,985  $     -
                                  ==========    ==========  ==========  ========

Property the Partnership
  has Invested in Under
  a Direct Financing
  Lease:

    Mountain Jack's
      Restaurant:
        Canton Township,
          MI                   -  $       -     $       -   $  668,909  $     -
                                  ==========    ==========  ==========  ========




                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
      -------------------------------------------------------------------

                               December 31, 1995


                                       (F)          (G)           (H)     (I)

                                  Gross Amount at Which Carried
                                      at Close of Period (c)
                             -------------------------------------
                                           Buildings
                                              and                    Accumulated
                                Land     Improvements     Total     Depreciation
                             ----------  ------------  -----------  ------------

Properties the Partnership
  has Invested in Under
  Operating Leases:

    Burger King Restaurants:
      Kansas City, MO        $  236,055  $   573,739   $   809,794    $154,591
      Roswell, GA               437,528      379,809       817,337      93,370

    Denny's Restaurants:
      Hagerstown, MD            332,665      549,754       882,419     135,148
      Hazard, KY                196,801      489,749       686,550     106,792
      Daytona Beach, FL         153,159      815,325       968,484     202,699

    Golden Corral Family
      Steakhouse
      Restaurants:
        Altus, OK               149,756      449,269       599,025     123,549
        Hastings, NE            110,800      356,036       466,836      97,319
        Wichita, KS (f)         147,349      442,045       589,394     120,335
        Stockbridge, GA         384,644      685,511     1,070,155     184,707
        Washington, IL          221,680      517,833       739,513     140,966
        Schererville,
          IN (f)                211,690      531,801       743,491     144,768

    KFC Restaurants:
      Calallen, TX              219,432      332,043       551,475      83,011
      Katy, TX                  266,768      279,486       546,254      71,812
      Burnsville, MN            196,159      437,895       634,054     107,041
      Page, AZ                  328,729      270,755       599,484      68,817

    Mountain Jack's
      Restaurant:
        Canton Township,
          MI (g)                296,945        (e)         296,945          -

    Perkins Restaurants:
      Flagstaff, AZ             372,546      669,471     1,042,017     161,789
      Bradenton, FL             438,302      720,093     1,158,395     181,023

    Pizza Hut Restaurants:
      Jacksboro, TX              54,274      147,337       201,611      39,699
      Seminole, TX              183,284      134,531       317,815      36,249
      Winter Springs, FL        268,128      270,372       538,500      72,474
      Austin, TX                301,778      372,137       673,915      97,686
      Kissimmee, FL             141,282      371,166       512,448      97,431

    Po Folks Restaurant:
     Hagerstown, MD (h)         579,990      638,320     1,218,310     160,466

    Popeyes Famous Fried
      Chicken Restaurant:
        Plant City, FL          275,129      360,342       635,471      92,588

    Taco Bell Restaurants:
      Fernandina Beach, FL      190,348      395,955       586,303     101,738
      Bishop, CA                363,965      272,151       636,116      65,392
      Longwood, FL              346,831      394,086       740,917      93,603

    Wendy's Old Fashioned
      Hamburger Restaurants:
        Punta Gorda, FL         279,061      471,431       750,492     124,405
        Chicago, IL              90,487      542,731       633,218     137,190
        Mason City, IA           59,714      145,601       205,315      38,018
                             ----------  -----------   -----------  ----------
                             $7,835,279  $13,016,774   $20,852,053  $3,334,676
                             ==========  ===========   ===========  ==========

Property of Joint Venture
  in Which the Partnership
  has a 73.4% Interest and
  has Invested in Under an
  Operating Lease:

    Po Folks Restaurant:
      Titusville, FL         $  271,350  $   750,985   $ 1,022,335  $  175,230
                             ==========  ===========   ===========  ==========


Property the Partnership
  has Invested in Under
  a Direct Financing
  Lease:

    Mountain Jack's
      Restaurant:
        Canton Township, MI         (e)          (e)           (e)         (d)




                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
      -------------------------------------------------------------------

                               December 31, 1995


                                          (J)            (K)          (L)

                                                                      Life
                                                                    on Which
                                                                  Depreciation
                                                                   in Latest
                                         Date                        Income
                                        of Con-         Date      Statement is
                                       struction      Acquired      Computed
                                       ---------      --------    ------------

Properties the Partnership
  has Invested in Under
  Operating Leases:

    Burger King Restaurants:
      Kansas City, MO                       1984         12/87             (b)
      Roswell, GA                           1988         06/88             (b)

    Denny's Restaurants:
      Hagerstown, MD                        1988         12/87             (b)
      Hazard, KY                            1988         02/88             (b)
      Daytona Beach, FL                     1988         06/88             (b)

    Golden Corral Family
      Steakhouse Restaurants:
        Altus, OK                           1987         10/87             (b)
        Hastings, NE                        1987         10/87             (b)
        Wichita, KS (f)                     1987         11/87             (b)
        Stockbridge, GA                     1987         11/87             (b)
        Washington, IL                      1987         12/87             (b)
        Schererville, IN (f)                1987         12/87             (b)

    KFC Restaurants:
      Calallen, TX                          1988         12/87             (b)
      Katy, TX                              1988         02/88             (b)
      Burnsville, MN                        1988         02/88             (b)
      Page, AZ                              1988         02/88             (b)

    Mountain Jack's Restaurant:
      Canton Township, MI (g)               1988         02/88             (d)

    Perkins Restaurants:
      Flagstaff, AZ                         1988         06/88             (b)
      Bradenton, FL                         1985         06/88             (b)

    Pizza Hut Restaurants:
      Jacksboro, TX                         1983         12/87             (b)
      Seminole, TX                          1977         12/87             (b)
      Winter Springs, FL                    1987         01/88             (b)
      Austin, TX                            1987         02/88             (b)
      Kissimmee, FL                         1987         02/88             (b)

    Po Folks Restaurant:
     Hagerstown, MD (h)                     1988         12/87             (b)

    Popeyes Famous Fried
      Chicken Restaurant:
        Plant City, FL                      1988         11/87             (b)

    Taco Bell Restaurants:
      Fernandina Beach, FL                  1988         12/87             (b)
      Bishop, CA                            1988         05/88             (b)
      Longwood, FL                          1988         06/88             (b)

    Wendy's Old Fashioned
      Hamburger Restaurants:
        Punta Gorda, FL                     1987         02/88             (b)
        Chicago, IL                         1984         02/88             (b)
        Mason City, IA                      1988         03/88             (b)

Property of Joint Venture
  in Which the Partnership
  has a 73.4% Interest and has
  Invested in Under an Operating
  Lease:

    Po Folks Restaurant:
      Titusville, FL                        1988         12/88             (b)


Property the Partnership has
  Invested in Under a Direct
  Financing Lease:

    Mountain Jack's Restaurant:
      Canton Township, MI                   1988         02/88             (d)


                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

       NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
       ----------------------------------------------------------------

                               December 31, 1995



(a) Transactions in real estate and accumulated depreciation during 1995, 1994 and 1993, are summarized as follows:

                                                            Accumulated
                                                  Cost      Depreciation
                                               -----------  ------------

             Properties the Partnership
               has Invested in Under
               Operating Leases:

                 Balance, December 31, 1992    $21,520,962   $ 2,130,548
                 Reclassified to net
                   investment in direct
                   financing lease                (668,909)     (112,413)
                 Depreciation expense                   -        448,757
                                               -----------   -----------

                 Balance, December 31, 1993     20,852,053     2,466,892
                 Depreciation expense                   -        433,892
                                               -----------   -----------

                 Balance, December 31, 1994     20,852,053     2,900,784
                 Depreciation expense                   -        433,892
                                               -----------   -----------

                 Balance, December 31, 1995    $20,852,053   $ 3,334,676
                                               ===========   ===========

             Property of Joint Venture
               in Which the Partnership
               has a 73.4% Interest:

                 Balance, December 31, 1992    $ 1,022,335   $   100,132
                 Depreciation expense                   -         25,032
                                               -----------   -----------

                 Balance, December 31, 1993      1,022,335       125,164
                 Depreciation expense                   -         25,033
                                               -----------   -----------

                 Balance, December 31, 1994      1,022,335       150,197
                 Depreciation expense                   -         25,033
                                               -----------   -----------

                 Balance, December 31, 1995    $ 1,022,335   $   175,230
                                               ===========   ===========


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1995, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint venture for federal income tax purposes was $21,520,962 and $1,022,335, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(d) For financial reporting purposes, the portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in net investment in direct financing lease; therefore, depreciation is not applicable.

(e) For financial reporting purposes, certain components of the lease relating to land and building have been recorded as a direct financing lease. Accordingly, costs relating to these components of this lease are not shown.

(f) The tenant of this property, Golden Corral Corporation, has subleased this property to a local, independent restaurant. Golden Corral
      Corporation continues to be responsible for complying with all the terms of the lease agreement and is continuing to pay rent on this property to the Partnership.

(g) The restaurant in Canton Township, Michigan, was converted from a Ponderosa Steakhouse restaurant to a Mountain Jack's restaurant in September 1993.

(h)   For financial reporting purposes, the undepreciated cost of the Po Folks
      Property in Hagerstown, Maryland, was written down to net realizable value due to an anticipated impairment in value. The Partnership recognized the impairment by recording an allowance for loss on land and building in the amount of $207,844 at December 31, 1995. The impairment at December 31, 1995, was based on the anticipated sales price of this Property to an interested and unrelated third party. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1995, excluding the allowance for loss on land and building.




                                   EXHIBITS




                                 EXHIBIT INDEX

Exhibit Number
- --------------

     3.1    Certificate of Limited Partnership of CNL Income Fund III, Ltd.
            (Included as Exhibit 3.1 to Amendment No. 1 to Registration
            Statement No. 33-15374 on Form S-11 and incorporated herein by reference.)

     3.2    Amended and Restated Agreement and Certificate of Limited
            Partnership of CNL Income Fund III, Ltd. (Included as Exhibit 3.2 to Form 10-K filed with the Securities and Exchange Commission on April 5, 1993, and incorporated herein by reference.)

     4.1    Certificate of Limited Partnership of CNL Income Fund III, Ltd.
            (Included as Exhibit 4.1 to Amendment No. 1 to Registration
            Statement No. 33-15374 on Form S-11 and incorporated herein by reference.)

     4.2    Amended and Restated Agreement and Certificate of Limited
            Partnership of CNL Income Fund III, Ltd. (Included as Exhibit 3.2 to Form 10-K filed with the Securities and Exchange Commission on April 5, 1993, and incorporated herein by reference.)

     10.1   Property Management Agreement (Included as Exhibit 10.1 to Form
            10-K filed with the Securities and Exchange Commission on April 5,
            1993, and incorporated herein by reference.)

     10.2   Assignment of Property Management Agreement from CNL Investment
            Company to CNL Income Fund Advisors, Inc.  (Included as Exhibit
            10.2 to Form 10-K filed with the Securities and Exchange
            Commission on March 30, 1995, and incorporated herein by reference.)

     10.3   Assignment of Property Management Agreement from CNL Income Fund
            Advisors, Inc. to CNL Fund Advisors, Inc.  (Filed herewith.)

     10.4   Promissory Note, dated January 16, 1996, among the Registrant and
            CNL Realty Corporation relating to a $86,200 loan. (Filed herewith.)

