Form 10-Q
period 1996-03-31
CNL INCOME FUND III LTD
filed 1996-05-15
CIK 817845

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1996
                               -----------------------------------

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


                    CNL Income Fund III, Ltd.
- ------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


          Florida                             59-2809460
- ----------------------------        -----------------------------
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organiza-             Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                32801
- ----------------------------        -----------------------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                      (407) 422-1574
                                    -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No
                                                     ---------     ---------







                                   CONTENTS
                                   --------




Part I                                                            Page
                                                                  ----

  Item 1.  Financial Statements:

    Condensed Balance Sheets                                      1

    Condensed Statements of Income                                2

    Condensed Statements of Partners' Capital                     3

    Condensed Statements of Cash Flows                            4

    Notes to Condensed Financial Statements                       5-6

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                7-10


Part II

  Other Information                                               11







                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS


                                                  March 31,      December 31,
            ASSETS                                  1996             1995
                                                 -----------     ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $3,442,366 and
  $3,334,676 and allowance for
  loss on land and building of
  $207,844 in 1996 and 1995                     $17,201,843      $17,309,533
Investment in direct financing
  lease                                             543,560          545,014
Investment in joint venture                         659,565          663,842
Cash and cash equivalents                           258,323          312,814
Receivables, less allowance for
  doubtful accounts of $361,875
  and $353,277                                       69,661          106,638
Prepaid expenses                                      4,395            5,601
Lease costs, less accumulated
  amortization of $1,712 and
  $1,562                                             10,288           10,438
Accrued rental income, less
  allowance for doubtful accounts
  of $36,361 and $34,830                             86,322           82,071
Other assets                                         29,354           29,354
                                                -----------      -----------

                                                $18,863,311      $19,065,305
                                                ===========      ===========

  LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                $    10,989      $    14,489
Accrued and escrowed real estate
  taxes payable                                      66,675           77,253
Distributions payable                               594,000          594,000
Due to related parties                               73,576           53,915
Rents paid in advance and deposits                    8,575           24,792
                                                -----------      -----------
    Total liabilities                               753,815          764,449

Commitments (Note 2)

Minority interest                                   143,362          144,212

Partners' capital                                17,966,134       18,156,644
                                                -----------      -----------

                                                $18,863,311      $19,065,305
                                                ===========      ===========

           See accompanying notes to condensed financial statements.











                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)
                        CONDENSED STATEMENTS OF INCOME


                                                             Quarter Ended
                                                                March 31,
                                                           1996        1995
                                                         --------    --------
Revenues:
  Rental income from operating leases                    $529,484    $562,798
  Earned income from direct financing
    lease                                                  17,936      18,116
  Contingent rental income                                 30,825      33,773
  Interest and other income                                 9,937       5,402
                                                         --------    --------
                                                          588,182     620,089
                                                         --------    --------

Expenses:
  General operating and administrative                     40,390      25,688
  Professional services                                    10,836       4,069
  Real estate taxes                                        12,268       5,981
  State and other taxes                                    11,883      11,090
  Depreciation and amortization                           107,840     108,624
                                                         --------    --------
                                                          183,217     155,452
                                                         --------    --------

Income Before Minority Interest in
  Income of Consolidated Joint
  Venture and Equity in Earnings of
  Unconsolidated Joint Venture                            404,965     464,637

Minority Interest in Income of
  Consolidated Joint Venture                               (4,200)     (4,232)

Equity in Earnings of Unconsolidated
  Joint Venture                                             2,725       3,341
                                                         --------    --------

Net Income                                               $403,490    $463,746
                                                         ========    ========

Allocation of Net Income:
  General partners                                       $  4,035    $  4,637
  Limited partners                                        399,455     459,109
                                                         --------    --------

                                                         $403,490    $463,746
                                                         ========    ========

Net Income Per Limited Partner Unit                      $   7.99    $   9.18
                                                         ========    ========

Weighted Average Number of Limited
  Partner Units Outstanding                                50,000      50,000
                                                         ========    ========

                See accompanying notes to financial statements.









                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                               Quarter Ended      Year Ended
                                                 March 31,       December 31,
                                                   1996              1995
                                               -------------     ------------

General partners:
  Beginning balance                             $   303,158      $   289,252
  Net income                                          4,035           13,906
                                                -----------      -----------
                                                    307,193          303,158
                                                -----------      -----------

Limited partners:
  Beginning balance                              17,853,486       18,760,877
  Net income                                        399,455        1,468,609
  Distributions ($11.88 and
    $47.52 per limited partner
    unit, respectively)                            (594,000)      (2,376,000)
                                                -----------      -----------
                                                 17,658,941       17,853,486
                                                -----------      -----------

Total partners' capital                         $17,966,134      $18,156,644
                                                ===========      ===========

           See accompanying notes to condensed financial statements.









                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                            Quarter Ended
                                                              March 31,
                                                        1996          1995
                                                     ---------      ---------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                     $ 544,559      $ 572,033
                                                     ---------      ---------

    Cash Flows from Financing
      Activities:
        Proceeds from loan from
          corporate general partner                     86,200             -
        Repayment of loan from
          corporate general partner                    (86,200)            -
        Distributions to limited
          partners                                    (594,000)      (594,000)
        Distributions to holders of
          minority interest                             (5,050)        (5,050)
                                                     ---------      ---------
            Net cash used in financing
              activities                              (599,050)      (599,050)
                                                     ---------      ---------

Net Decrease in Cash and Cash
  Equivalents                                          (54,491)       (27,017)

Cash and Cash Equivalents at Beginning
  of Quarter                                           312,814        505,374
                                                     ---------      ---------

Cash and Cash Equivalents at End of
  Quarter                                            $ 258,323      $ 478,357
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








                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    Quarters Ended March 31, 1996 and 1995


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

      These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund III, Ltd. (the "Partnership") for the year ended December 31, 1995.

      The Partnership accounts for its 69.07% interest in Tuscawilla Joint Venture using the consolidation method. Minority interest represents the minority joint venture partners' proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

      Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Adoption of this standard had no material effect on the Partnership's financial position or results of operations.

2.    Commitments:
      -----------

      In May 1995, the Partnership received notice from the tenant of its property in Bradenton, Florida, that it intends to exercise its option to purchase the property in accordance with the terms of its lease agreement. As of March 31, 1996, the Partnership and the tenant had not yet entered into a purchase and sale agreement relating to this property.

      In March 1996, the Partnership entered into a purchase and sale agreement with an unrelated third party to sell the Partnership's Po Folks Property located in Hagerstown, Maryland. The closing is scheduled to occur no later than July 1996.

3.    Subsequent Event:
      ----------------

      In April 1996, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $124,200 in connection with the operations of the Partnership. The note is uncollateralized, non-interest bearing and due on demand.







ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund III, Ltd. (the "Partnership") is a Florida limited partnership that was organized on June 1, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of selected national and regional fast-food restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1996, the Partnership owned 32 Properties, including interests in two Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources
- -------------------------------

      The Partnership's primary source of capital for the quarters ended March 31, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $544,559 and $572,033 for the quarters ended March 31, 1996 and 1995, respectively. The decrease in cash from operations for the quarter ended March 31, 1996, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital.

      Other sources and uses of capital included the following during the quarters ended March 31, 1996 and 1995.

      In January 1996, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $86,200 in connection with the operations of the Partnership. The loan was uncollateralized, bore interest at a rate of prime plus 0.25% per annum and was due on demand. As of March 31, 1996, the Partnership had repaid the loan in full along with approximately $660 in interest, to the corporate general partner.

      In addition, in April 1996, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $124,200 in connection with the operations of the Partnership. The note is uncollateralized, non-interest bearing and due on demand.

      In May 1995, the Partnership received notice from the tenant of its Property in Bradenton, Florida, that it intends to exercise its option to purchase the Property in accordance with the terms of its lease agreement. As of April 30, 1996, the Partnership and the tenant had not yet entered into a purchase and sale agreement relating to this Property. In addition, in March 1996, the Partnership entered into a purchase and sale agreement with an unrelated third party to sell the Partnership's Po Folks Property located in Hagerstown, Maryland. The closing is scheduled to occur no later than July 1996. These transactions, if they occur, are not expected to adversely affect the Partnership's operations in 1996 and future years. Any proceeds received from the sale of these Properties will be reinvested in additional Properties, distributed to the limited partners or used for other Partnership purposes.

      Currently, rental income from the Partnership's Properties is invested in money market accounts and other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1996, the Partnership had $258,323 invested in such short-term investments as compared to $312,814 at December 31, 1995. The funds remaining at March 31, 1996, will be used towards the payment of distributions and other liabilities.

      Total liabilities of the Partnership, including distributions payable, decreased to $753,815 at March 31, 1996, from $764,449 at December 31, 1995. Liabilities at March 31, 1996, to the extent they exceed cash and cash equivalents at March 31, 1996, will be paid from future cash from operations, from the loan received from the corporate general partner in April 1996 described above, and, in the event the general partners elect to make additional capital contributions or loans to the Partnership, from future general partner capital contributions or loans.

      Based on current and anticipated future cash from operations, and to a lesser extent, the loan received from the corporate general partner in April 1996 described above, the Partnership declared distributions to limited partners of $594,000 for each of the quarters ended March 31, 1996 and 1995. This represents distributions for each applicable quarter of $11.88 per unit. No distributions were made to the general partners for the quarters ended March 31, 1996 and 1995. No amounts distributed or to be distributed to the limited partners for the quarters ended March 31, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

      The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partner-ship's operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

      The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

Results of Operations
- ---------------------

      During the quarters ended March 31, 1996 and 1995, the Partnership and its consolidated joint venture, Tuscawilla Joint Venture, owned and leased 31 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1996 and 1995, the Partnership and Tuscawilla Joint Venture earned $547,420 and $580,914, respectively, in rental income from operating leases and earned income from the direct financing lease. For the quarters ended March 31, 1996 and 1995, the Partnership also earned $30,825 and $33,773, respectively, in contingent rental income.

      The decrease in rental and earned income is primarily a result of the fact that in February 1995, the tenant of the Po Folks Property in Hagerstown, Maryland, ceased operations of the restaurant business located on such Property. As a result of the Partnership discontinuing the recognition of rental income relating to this Property, the Partnership recorded no rental income relating to this Property for the quarter ended March 31, 1996, as compared to approximately $27,500 for the quarter ended March 31, 1995. Currently, the Partnership is pursuing collection of the past due amounts and will recognize any such amounts as income if collected. In addition, during March 1996, the Partnership entered into a purchase and sale agreement with an unrelated third party to sell this Property as discussed in "Liquidity and Capital Resources" above.

      During the quarter ended March 31, 1996, rental and earned income also decreased by approximately $15,000 as the result of the fact that the Partnership increased its allowance for doubtful accounts for the Property in Chicago, Illinois. The tenant of this Property remains responsible for compliance with the terms of the lease (including the payment of scheduled rent increases as they become due); however, the general partners believe that collection is doubtful due to the continued financial difficulties the tenant is experiencing. The Partnership intends to pursue collection of amounts due in accordance with the lease and will record such amounts as income if collected.

      The decrease in rental and earned income during the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, was partially offset by an increase of approximately $9,200 as a result of the fact that in June 1995, a new operator began operating the Property in Page, Arizona, on a month-to-month basis. The Partnership is currently negotiating a new lease for this Property with the new operator and anticipates executing such lease in 1996.

      For the quarters ended March 31, 1996 and 1995, the Partnership also owned and leased one Property indirectly through another joint venture arrangement. In connection therewith, during the quarters ended March 31, 1996 and 1995, the Partnership earned $2,725 and $3,341, respectively, attributable to net income earned by this joint venture.

      Operating expenses, including depreciation and amortization expense, were $183,217 and $155,452 for the quarters ended March 31, 1996 and 1995, respectively. The increase in operating expenses during the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, is primarily the result of an increase in (i) accounting and administrative expenses associated with operating the Partnership and its Properties and
(ii) insurance expense as a result of the general partners' obtaining contingent liability and property coverage for the Partnership, effective May 1995. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property. Operating expenses also increased due to the fact that during the quarter ended March 31, 1996, the Partnership incurred professional services as a result of appraisal updates obtained to prepare an annual statement of unit valuation to qualified plans in accordance with the Partnership's partnership agreement. During 1995, these professional services were incurred during the quarter ended June 30, 1995.

      In addition, the increase in operating expenses during the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, is partially attributable to the Partnership's accruing 1996 real estate taxes of approximately $7,200 relating to the Denny's and Po Folks Properties in Hagerstown, Maryland. The Partnership also continued to accrue real estate taxes during the quarters ended March 31, 1996 and 1995, for the Property in Chicago, Illinois. Payment of these taxes remains the responsibility of the tenants of these Properties; however, because of the current financial difficulties the tenants are experiencing, the general partners believe the tenants' ability to pay these expenses is doubtful. The Partnership expects to continue to incur real estate tax expense relating to the Property in Chicago, Illinois, due to the continued financial difficulties of the tenant. The Partnership also expects to continue to incur real estate tax expense for the Denny's Property in Hagerstown, Maryland, until such time as a replacement tenant is located, and for the Po Folks Property in Hagerstown, Maryland, until the Property is sold under the agreement discussed in "Liquidity and Capital Resources" above. The Partnership intends to pursue collection from the tenants and any such amounts paid by the Partnership and will recognize such amounts as income if collected.







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

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.








                                  SIGNATURES
                                  ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 14th day of May, 1996.

                              CNL INCOME FUND III, LTD.

                              By:   CNL REALTY CORPORATION
                                    General Partner

                                    By:   /s/ James M. Seneff, Jr.
                                          -----------------------------
                                          JAMES M. SENEFF, JR.
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                    By:   /s/ Robert A. Bourne
                                          -----------------------------
                                          ROBERT A. BOURNE
                                          President and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)