Form 10-Q
period 1996-06-30
CNL INCOME FUND III LTD
filed 1996-08-14
CIK 817845

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended           June 30, 1996
                                                -----------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from                 to

                             Commission file number

                                    0-16850

                           CNL Income Fund III, Ltd.

             (Exact name of registrant as specified in its charter)

          Florida                                            59-2809460
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        Identification No.)


400 E. South Street, #500
Orlando, Florida                                               32801
- ----------------------------                            -----------------
(Address of principal                                      (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                      (407) 422-1574

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes     X      No

                                           CONTENTS

Part I                                                    Page

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

                           CNL INCOME FUND III, LTD.

                        (A Florida Limited Partnership)

                            CONDENSED BALANCE SHEETS

                                              June 30,            December 31,
            ASSETS                             1996                   1995
                                            -----------             --------

Land and buildings on operating leases,
  less accumulated depreciation of
  $3,550,056 and $3,334,676 and allowance
  for loss on land and building of
  $207,844 in 1996 and 1995                 $17,094,153           $17,309,533
Investment in direct financing
  lease                                         542,057               545,014
Investment in joint venture                     654,853               663,842
Cash and cash equivalents                       267,593               312,814
Receivables, less allowance for
  doubtful accounts of $385,147
  and $353,277                                   62,668               106,638
Prepaid expenses                                  9,263                 5,601
Lease costs, less accumulated
  amortization of $1,862 and
  $1,562                                         10,138                10,438
Accrued rental income, less
  allowance for doubtful accounts
  of $35,619 and $34,830                         90,573                82,071
Other assets                                     29,354                29,354
                                            -----------           -----------

                                            $18,760,652           $19,065,305
                                            ===========           ===========

  LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $    14,734           $    14,489
Accrued and escrowed real estate
  taxes payable                                  83,844                77,253
Distributions payable                           594,000               594,000
Due to related parties                           85,787                53,915
Rents paid in advance and deposits               66,792                24,792
                                            -----------           -----------
    Total liabilities                           845,157               764,449

Contingency
  (Note 2)

Minority interest                               142,806               144,212

Partners' capital                            17,772,689            18,156,644
                                            -----------           -----------

                                            $18,760,652           $19,065,305
                                            ===========           ===========




                   See accompanying notes to condensed financial statements.

                           CNL INCOME FUND III, LTD.

                        (A Florida Limited Partnership)

                         CONDENSED STATEMENTS OF INCOME

                                             Quarter Ended              Six Months Ended
                                                June 30,                     June 30,
                                           1996         1995           1996           1995
                                         --------     --------      ----------     -------
Revenues:
  Rental income from
    operating leases                     $523,323     $553,888      $1,052,807     $1,116,686
  Earned income from
    direct financing
    lease                                  17,886       18,074          35,822         36,190
  Contingent rental income                 25,371       24,119          56,196         57,892
  Interest and other income                 6,769        1,111          16,706          6,513
                                         --------     --------      ----------     ----------
                                          573,349      597,192       1,161,531      1,217,281
                                         --------     --------      ----------     ----------

Expenses:
  General operating and
    administrative                         37,190       29,012          77,580         54,700
  Professional services                    12,943        8,375          23,779         12,444
  Real estate taxes                        12,670        4,507          24,938         10,488
  State and other taxes                        90          232          11,973         11,322
  Depreciation and
    amortization                          107,840      108,624         215,680        217,248
                                         --------     --------      ----------     ----------
                                          170,733      150,750         353,950        306,202
                                         --------     --------      ----------     ----------

Income Before Minority
  Interest in Income of
  Consolidated Joint Venture
  and Equity in Earnings of
  Unconsolidated Joint
  Venture                                 402,616      446,442         807,581        911,079

Minority Interest in Income
  of Consolidated Joint
  Venture                                  (4,378)      (4,319)         (8,578)        (8,551)

Equity in Earnings of
  Unconsolidated Joint Venture              2,317        3,527           5,042          6,868
                                         --------     --------      ----------     ----------

Net Income                               $400,555     $445,650      $  804,045     $  909,396
                                         ========     ========      ==========     ==========

Allocation of Net Income:
  General partners                       $  4,005     $  4,457      $    8,040     $    9,094
  Limited partners                        396,550      441,193         796,005        900,302
                                         --------     --------      ----------     ----------

                                         $400,555     $445,650      $  804,045     $  909,396
                                         ========     ========      ==========     ==========
Net Income Per Limited
  Partner Unit                           $   7.93     $   8.82      $    15.92     $    18.01
                                         ========     ========      ==========     ==========

Weighted Average Number
  of Limited Partner
  Units Outstanding                        50,000       50,000          50,000         50,000
                                         ========     ========      ==========     ==========

                        See accompanying notes to financial statements.

                           CNL INCOME FUND III, LTD.

                        (A Florida Limited Partnership)

                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                        Six Months Ended          Year Ended
                                             June 30,            December 31,
                                              1996                   1995
                                        ----------------         -----------

General partners:
  Beginning balance                      $   303,158            $   289,252
  Net income                                   8,040                 13,906
                                         -----------            -----------
                                             311,198                303,158
                                         -----------            -----------

Limited partners:
  Beginning balance                       17,853,486             18,760,877
  Net income                                 796,005              1,468,609
  Distributions ($23.76 and
    $47.52 per limited partner
    unit, respectively)                   (1,188,000)            (2,376,000)
                                         -----------            -----------
                                          17,461,491             17,853,486
                                         -----------            -----------

Total partners' capital                  $17,772,689            $18,156,644
                                         ===========            ===========


                   See accompanying notes to condensed financial statements.

                           CNL INCOME FUND III, LTD.

                        (A Florida Limited Partnership)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                       Six Months Ended
                                                           June 30,

                                                      1996            1995
                                                  -----------      ----------

Increase (Decrease) in Cash and Cash
  Equivalents:
    Net Cash Provided by Operating
      Activities                                  $ 1,101,363      $ 1,152,691
                                                  -----------      -----------
    Cash Flows from Investing
      Activities:
        Deposit received on sale
          of land parcel                               51,400               -
                                                  -----------      ----------
            Net cash provided by
              investing activities                     51,400               -
                                                  -----------      ----------

    Cash Flows from Financing
      Activities:
        Proceeds from loans from
          corporate general partner                   210,400               -
        Repayment of loans from
          corporate general partner                  (210,400)              -
        Distributions to limited
          partners                                 (1,188,000)      (1,188,000)
        Distributions to holders of
          minority interest                            (9,984)          (9,975)
                                                  -----------      -----------
            Net cash used in financing
              activities                           (1,197,984)      (1,197,975)
                                                  -----------      -----------

Net Decrease in Cash and Cash
  Equivalents                                         (45,221)         (45,284)

Cash and Cash Equivalents at Beginning
  of Period                                           312,814          505,374
                                                  -----------      -----------

Cash and Cash Equivalents at End of
  Period                                          $   267,593      $   460,090
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

                           CNL INCOME FUND III, LTD.

                        (A Florida Limited Partnership)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1996 and 1995

1.      Basis of Presentation:

        The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.      Contingency:

        In April 1996, the Partnership received $51,400 as partial settlement in a right of way taking relating to a parcel of land of the property in Plant City, Florida. The Partnership intends to petition through mediation for additional proceeds. As of August 8, 1996, the final amount of proceeds to be received had not been determined; therefore, the sale had not been consummated. The proceeds of $51,400 were recorded as a deposit as of June 30, 1996.

                           CNL INCOME FUND III, LTD.

                        (A Florida Limited Partnership)

              NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1996 and 1995

3.      Subsequent Events:

        In July 1996, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $162,000 in connection with the operations of the Partnership. The note is uncollateralized, non-interest bearing and due on demand.

        In August 1996, the Partnership received notice from the tenant of its property in Fernandina Beach, Florida, that it intends to purchase the property in accordance with the terms of its lease agreement. As of August 8, 1996, the Partnership and the tenant had not yet entered into a purchase and sale agreement relating to this property.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

        CNL Income Fund III, Ltd. (the "Partnership") is a Florida limited partnership that was organized on June 1, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of selected national and regional fast-food restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1996, the Partnership owned 32 Properties, including interests in two Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources

        The Partnership's primary source of capital for the six months ended June 30, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,101,363 and $1,152,691 for the six months ended June 30, 1996 and 1995, respectively. The decrease in cash from operations for the six months ended June 30, 1996, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital.

        Other sources and uses of capital included the following during the six months ended June 30, 1996.

        In April 1996, the Partnership received $51,400 as partial settlement in a right of way taking relating to a parcel of land of the Property in Plant City, Florida. The Partnership intends to petition through mediation for additional proceeds. As of August 8, 1996, the final amount of proceeds to be received had not been determined; therefore, the sale had not been consummated. The proceeds of $51,400 were recorded as a deposit as of June 30, 1996.

        In January 1996, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $86,200 in connection with the operations of the Partnership. The loan was uncollateralized, bore interest at a rate of prime plus 0.25% per annum and was due on demand. As of June 30, 1996, the Partnership had repaid the loan in full along with approximately $660 in interest, to the corporate general partner.

        In addition, in April 1996, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $124,200 in connection with the operations of the Partnership. The note was uncollateralized, non-interest bearing and due on demand. As of June 30, 1996, the Partnership had repaid the loan in full to the corporate general partner.

        In addition, in July 1996, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $162,000 in connection with the operations of the Partnership. The note is uncollateralized, non-interest bearing and due on demand.

        Currently, rental income from the Partnership's Properties is invested in money market accounts and other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1996, the Partnership had $267,593 invested in such short-term investments as compared to $312,814 at December 31, 1995. The funds remaining at June 30, 1996, will be used towards the payment of distributions and other liabilities.

        Total liabilities of the Partnership, including distributions payable, increased to $845,157 at June 30, 1996, from $764,449 at December 31, 1995 primarily as a result of an increase in amounts due to related parties during the six months ended June 30, 1996. In addition, total liabilities increased during the six months ended June 30, 1996, due to the fact that the Partnership received $51,400 as a deposit on the sale of the parcel of land of the Property in Plant City, Florida, as discussed above. Liabilities at June 30, 1996, to the extent they exceed cash and cash equivalents at June 30, 1996, will be paid from future cash from operations, from the loan received from the corporate general partner in July 1996, as described above, and, in the event the general partners elect to make additional capital contributions or loans to the Partnership, from future general partner capital contributions or loans.

        In August 1996, the Partnership received notice from the tenant of its Property in Fernandina Beach, Florida, that it intends to purchase the Property in accordance with the terms of its lease agreement. As of August 8, 1996, the Partnership and the tenant had not yet entered into a purchase and sale agreement relating to this Property.

        Based on current and anticipated future cash from operations, and to a lesser extent, the loan received from the corporate general partner in July 1996 described above, the Partnership declared distributions to limited partners of $1,188,000 for each of the six months ended June 30, 1996 and 1995 ($594,000 for each of the quarters ended June 30, 1996 and 1995). This represents distributions for each applicable six months of $23.76 per unit ($11.88 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 1996 and 1995. No amounts distributed or to be distributed to the limited partners for the six months ended June 30, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

        During the six months ended June 30, 1996 and 1995, the Partnership and its consolidated joint venture, Tuscawilla Joint Venture, owned and leased 31 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1996 and 1995, the Partnership and Tuscawilla Joint Venture earned $1,088,629 and $1,152,876, respectively, in rental income from operating leases and earned income from the direct financing lease for these Properties, $541,209 and $571,962 of which was earned during the quarters ended June 30, 1996 and 1995, respectively. For the six months ended June 30, 1996 and 1995, the Partnership also earned $56,196 and $57,892, respectively, in contingent rental income $25,371 and $24,119 of which was earned during the quarters ended June 30, 1996 and 1995, respectively.

        The decrease in rental and earned income is primarily a result of the fact that in February 1995, the tenant of the Po Folks Property in Hagerstown, Maryland, ceased operations of the restaurant business located on such Property. As a result of the Partnership discontinuing the recognition of rental income relating to this Property, the Partnership recorded no rental income relating to this Property for the six months ended June 30, 1996, as compared to approximately $25,900 for the six months ended June 30, 1995. Currently, the Partnership is pursuing collection of the past due amounts and will recognize any such amounts as income if collected. The Partnership is currently seeking either a replacement tenant or purchaser for this Property.

        The decrease in rental and earned income for the six months ended June 30, 1996 was partially attributable to the fact that the Partnership established an allowance for doubtful accounts of approximately $35,300 for the six months ended June 30, 1996, as compared to $29,500 for the six months ended June 30, 1995. The allowance for doubtful accounts for the six months ended June 30, 1996 was for past due rental amounts. The allowance for the six months ended June 30, 1995 was for accrued rental amounts previously recorded (due to the fact that future scheduled rent increases are recognized on a straight-line basis over the term of the lease in accordance with generally accepted accounting principles) relating to this Property. The tenant of this Property remains responsible for compliance with the terms of the lease (including the payment of scheduled rent increases as they become due); however, the general partners believe that collection is doubtful due to the continued financial difficulties the tenant is experiencing and the fact that the tenant filed for bankruptcy. If the lease is not affirmed by the bankruptcy court, the Partnership intends to seek a replacement tenant. The Partnership intends to pursue collection of amounts due in accordance with the lease and will record such amounts as income if collected.

        Rental and earned income also decreased during the quarter and six months ended June 30, 1996, as a result of the fact that during the quarter ended June 30, 1995, the Partnership terminated its lease with the tenant of the Property in Page, Arizona. In connection therewith, the Partnership received and recorded as rental income approximately $40,000 during the quarter ended June 30, 1995, that related to amounts that had been previously reserved as uncollectible. In June 1995, a new operator began operating this Property on a month-to-month basis. The Partnership is currently negotiating a new lease for this Property with the new operator and anticipates executing such lease in 1996.

        Rental income for 1996 and subsequent years is expected to remain at reduced amounts until such time as the Partnership executes a new lease for the Po Folks Property in Hagerstown, Maryland, or until the lease for the Property in Chicago, Illinois is affirmed by the bankruptcy court, or if not affirmed, until the Partnership locates a replacement tenant.

        For the six months ended June 30, 1996 and 1995, the Partnership also owned and leased one Property indirectly through another joint venture arrangement. In connection therewith, during the six months ended June 30, 1996 and 1995, the Partnership earned $5,042 and $6,868, respectively, attributable to net income earned by this joint venture, $2,317 and $3,527 of which was earned during the quarters ended June 30, 1996 and 1995, respectively.

        Operating expenses, including depreciation and amortization expense, were $353,950 and $306,202 for the six months ended June 30, 1996 and 1995, respectively, of which $170,733 and $150,750 were incurred for the quarters ended June 30, 1996 and 1995, respectively. The increase in operating expenses is primarily the result of an increase in accounting and administrative expenses associated with operating the Partnership and its Properties and insurance expense as a result of the general partners' obtaining contingent liability and property coverage for the Partnership, effective May 1995. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

        The increase in operating expenses during the quarter and six months ended June 30, 1996, is also partially attributable to the Partnership accruing real estate taxes of approximately $7,200 and $14,300, respectively, relating to the Denny's and Po Folks Properties in Hagerstown, Maryland. Payment of these taxes remains the responsibility of the tenant of these Properties; however, because of the current financial difficulties the tenant is experiencing, the general partners believe the tenant's ability to pay these expenses is doubtful. The Partnership expects to continue to incur real estate tax expense for the two Properties in Hagerstown, Maryland, until such time as replacement tenants are located. The Partnership intends to pursue collection from the tenant of any such amounts paid by the Partnership and will recognize such amounts as income if collected.

        In addition, the increase in operating expenses during the six months ended June 30, 1996, is partially attributable to the Partnership incurring approximately $8,800 in legal fees associated with the tenant of the Property in Chicago, Illinois, filing bankruptcy. The Partnership also continued to accrue real estate taxes during the quarter and six months ended June 30, 1996, relating to this Property. The Partnership anticipates incurring additional expenses relating to this Property until such time as the bankruptcy court affirms the lease, or if not affirmed, until the Partnership locates a new tenant for this Property. The Partnership intends to pursue collection from the tenant of any such amounts paid by the Partnership and will recognize such amounts as income if collected.

                                  PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings.  Inapplicable.

Item 2.        Changes in Securities.  Inapplicable.

Item 3.        Defaults upon Senior Securities.  Inapplicable.

Item 4.        Submission of Matters to a Vote of Security Holders.

               Inapplicable.

Item 5.        Other Information.  Inapplicable.

Item 6.        Exhibits and Reports on Form 8-K.

               (a)    Exhibits - None.

               (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                          SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        DATED this 12th day of August, 1996.

                                    CNL INCOME FUND III, LTD.

                                    By:     CNL REALTY CORPORATION
                                            General Partner

                                            By:    /s/ James M. Seneff, Jr.
                                                   JAMES M. SENEFF, JR.
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

                                            By:    /s/ Robert A. Bourne
                                                   ROBERT A. BOURNE
                                                   President and Treasurer
                                                   (Principal Financial and
                                                   Accounting Officer)