Form 10-Q
period 1996-09-30
CNL INCOME FUND III LTD
filed 1996-11-08
CIK 817845

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C.  20549


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1996
                               -----------------------------------

                             OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------


                    Commission file number
                            0-16850
                    ----------------------


                   CNL Income Fund III, Ltd.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)


          Florida                             59-2809460
----------------------------        -------------------------------
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organiza-             Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                32801
----------------------------        -------------------------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                      (407) 422-1574
                                   -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No
                                                      -------       -------




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








                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS


                                               September 30,     December 31,
            ASSETS                                 1996              1995
                                               -------------     ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $3,657,750 and
  $3,334,676 and allowance for
  loss on land and building of
  $207,844 in 1996 and 1995                     $16,986,459      $17,309,533
Investment in direct financing
  lease                                             540,503          545,014
Investment in joint venture                         646,917          663,842
Cash and cash equivalents                           179,938          312,814
Receivables, less allowance for
  doubtful accounts of $406,810
  and $353,277                                       70,093          106,638
Prepaid expenses                                      9,632            5,601
Lease costs, less accumulated
  amortization of $2,012 and
  $1,562                                              9,988           10,438
Accrued rental income, less
  allowance for doubtful accounts
  of $0 and $34,830                                  95,079           82,071
Other assets                                         31,489           29,354
                                                -----------      -----------

                                                $18,570,098      $19,065,305
                                                ===========      ===========

  LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                $    11,066      $    14,489
Accrued and escrowed real estate
  taxes payable                                      71,956           77,253
Distributions payable                               594,000          594,000
Due to related parties                               97,331           53,915
Rents paid in advance and deposits                   76,127           24,792
                                                -----------      -----------
    Total liabilities                               850,480          764,449

Commitments and Contingencies
  (Note 2)

Minority interest                                   142,109          144,212

Partners' capital                                17,577,509       18,156,644
                                                -----------      -----------

                                                $18,570,098      $19,065,305
                                                ===========      ===========


           See accompanying notes to condensed financial statements.









                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)
                        CONDENSED STATEMENTS OF INCOME


                                    Quarter Ended         Nine Months Ended
                                    September 30,           September 30,
                                   1996       1995        1996        1995
                                 --------   --------   ----------  ----------
Revenues:
  Rental income from
    operating leases             $523,579   $537,074   $1,576,386  $1,653,760
  Earned income from
    direct financing
    lease                          17,837     18,029       53,659      54,219
  Contingent rental income          8,235     15,567       64,431      73,459
  Interest and other income         7,851     13,242       24,557      19,755
                                 --------   --------   ----------  ----------
                                  557,502    583,912    1,719,033   1,801,193
                                 --------   --------   ----------  ----------
Expenses:
  General operating and
    administrative                 34,485     34,359      112,065      88,322
  Professional services            10,229      6,663       34,008      19,107
  Bad debt expense                  1,794         -         1,794         737
  Real estate taxes                 3,308      5,833       28,246      16,321
  State and other taxes                -          -        11,973      11,322
  Depreciation and amorti-
    zation                        107,844    108,622      323,524     325,870
                                 --------   --------   ----------  ----------
                                  157,660    155,477      511,610     461,679
                                 --------   --------   ----------  ----------

Income Before Minority
  Interest in Income of
  Consolidated Joint Venture
  and Equity in Earnings of
  Unconsolidated Joint
  Venture                         399,842    428,435    1,207,423   1,339,514

Minority Interest in Income
  of Consolidated Joint
  Venture                          (4,352)    (4,325)     (12,930)    (12,876)

Equity in Earnings of Uncon-
  solidated Joint Venture           3,330     13,100        8,372      19,968
                                 --------   --------   ----------  ----------

Net Income                       $398,820   $437,210   $1,202,865  $1,346,606
                                 ========   ========   ==========  ==========

Allocation of Net Income:
  General partners               $  3,988   $  4,372   $   12,029  $   13,466
  Limited partners                394,832    432,838    1,190,836   1,333,140
                                 --------   --------   ----------  ----------

                                 $398,820   $437,210   $1,202,865  $1,346,606
                                 ========   ========   ==========  ==========

Net Income Per Limited
  Partner Unit                   $   7.90   $   8.66   $    23.82  $    26.66
                                 ========   ========   ==========  ==========

Weighted Average Number
  of Limited Partner Units
  Outstanding                      50,000     50,000       50,000      50,000
                                 ========   ========   ==========  ==========


           See accompanying notes to condensed financial statements.








                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                           Nine Months Ended      Year Ended
                                             September 30,       December 31,
                                                 1996                1995
                                           -----------------     ------------

General partners:
  Beginning balance                           $   303,158        $   289,252
  Net income                                       12,029             13,906
                                              -----------        -----------
                                                  315,187            303,158
                                              -----------        -----------

Limited partners:
  Beginning balance                            17,853,486         18,760,877
  Net income                                    1,190,836          1,468,609
  Distributions ($35.64 and
    $47.52 per limited partner
    unit, respectively)                        (1,782,000)        (2,376,000)
                                              -----------        -----------
                                               17,262,322         17,853,486
                                              -----------        -----------

Total partners' capital                       $17,577,509        $18,156,644
                                              ===========        ===========


           See accompanying notes to condensed financial statements.







                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                       Nine Months Ended
                                                         September 30,
                                                     1996            1995
                                                 -----------      -----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                 $ 1,614,892      $ 1,688,327
                                                 -----------      -----------

    Cash Flows from Investing
      Activities:
        Deposit received on sale
          of land parcel                              51,400               -
        Increase in other assets                      (2,135)              -
                                                 -----------      -----------
            Net cash provided by
              investing activities                    49,265               -
                                                 -----------      -----------

    Cash Flows from Financing
      Activities:
        Proceeds from loans from
          corporate general partner                  372,400               -
        Repayment of loans from
          corporate general partner                 (372,400)              -
        Distributions to limited
          partners                                (1,782,000)      (1,782,000)
        Distributions to holders of
          minority interest                          (15,033)         (15,023)
                                                 -----------      -----------
            Net cash used in
              financing activities                (1,797,033)      (1,797,023)
                                                 -----------      -----------

Net Decrease in Cash and Cash
  Equivalents                                       (132,876)        (108,696)

Cash and Cash Equivalents at
  Beginning of Period                                312,814          505,374
                                                 -----------      -----------

Cash and Cash Equivalents at End of
  Period                                         $   179,938      $   396,678
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







                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
          Quarters and Nine Months Ended September 30, 1996 and 1995


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.    Commitments and Contingencies:
      -----------------------------

      In May 1995, the Partnership received notice from the tenant of its property in Bradenton, Florida, that it intends to exercise its option to purchase the property in accordance with the terms of its lease agreement. As of September 30, 1996, the Partnership and the tenant had not yet entered into a purchase and sale agreement relating to this property.

      In August 1996, the Partnership received notice from the tenant of its property in Fernandina Beach, Florida, that it intends to exercise its option to purchase the property in accordance with the terms of its lease agreement. As of September 30, 1996, the Partnership and the tenant had not yet entered into a purchase and sale agreement relating to this property.

      In April 1996, the Partnership received $51,400 as partial settlement in a right of way taking relating to a parcel of land of the Property in Plant City, Florida. The Partnership intends to petition through mediation for additional proceeds. As of October 31, 1996, the final amount of proceeds to be received had not been determined; therefore, the sale had not been consummated. The proceeds of $51,400 were recorded as a deposit as of September 30, 1996.

3.    Subsequent Events:
      -----------------

      In October 1996, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $289,000 in connection with the operations of the Partnership. The note is uncollateralized, non-interest bearing and due on demand.









ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund III, Ltd. (the "Partnership") is a Florida limited partnership that was organized on June 1, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of selected national and regional fast-food restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1996, the Partnership owned 32 Properties, including interests in two Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources
-------------------------------

      The Partnership's primary source of capital for the nine months ended September 30, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,614,892 and $1,688,327 for the nine months ended September 30, 1996 and 1995, respectively. The decrease in cash from operations for the nine months ended September 30, 1996, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital.

      Other sources and uses of capital included the following during the nine months ended September 30, 1996.

      In January 1996, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $86,200 in connection with the operations of the Partnership. The loan was uncollateralized, bore interest at a rate of prime plus 0.25% per annum and was due on demand. As of September 30, 1996, the Partnership had repaid the loan in full along with approximately $660 in interest, to the corporate general partner.

      In April and July 1996, the Partnership entered into promissory notes with the corporate general partner for loans in the amount of $124,200 and $162,000, respectively, in connection with the operations of the Partnership. The notes were uncollateralized, non-interest bearing and due on demand. As of September 30, 1996, the Partnership had repaid the loans in full to the corporate general partner. In addition, in October 1996, the Partnership entered into another promissory note with the corporate general partner for a loan in the amount of $289,000 in connection with the operations of the Partnership. The note is uncollateralized, non-interest bearing and due on demand.

      Currently, rental income from the Partnership's Properties is invested in money market accounts and other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1996, the Partnership had $179,938 invested in such short-term investments as compared to $312,814 at December 31, 1995. The funds remaining at September 30, 1996, will be used towards the payment of distributions and other liabilities.

      Total liabilities of the Partnership, including distributions payable, increased to $850,480 at September 30, 1996, from $764,449 at December 31, 1995 partially as a result of an increase in amounts due to related parties during the nine months ended September 30, 1996. In addition, total liabilities increased during the nine months ended September 30, 1996, due to the fact that the Partnership received $51,400 as a deposit on the sale of the parcel of land of the Property in Plant City, Florida, as discussed above. Liabilities at September 30, 1996, to the extent they exceed cash and cash equivalents at September 30, 1996, will be paid from future cash from operations, from the loan received from the corporate general partner in October 1996, as described above, and, in the event the general partners elect to make additional capital contributions or loans to the Partnership, from future general partner capital contributions or loans.

      In May 1995, the Partnership received notice from the tenant of its Property in Bradenton, Florida, that it intends to exercise its option to purchase the Property in accordance with the terms of its lease agreement. As of October 31, 1996, the Partnership and the tenant had not yet entered into a purchase and sale agreement relating to this Property.

      In addition, in August 1996, the Partnership received notice from the tenant of its Property in Fernandina Beach, Florida, that it intends to purchase the Property in accordance with the terms of its lease agreement. As of October 31, 1996, the Partnership and the tenant had not yet entered into a purchase and sale agreement relating to this Property.

      In April 1996, the Partnership received $51,400 as partial settlement in a right of way taking relating to a parcel of land of the Property in Plant City, Florida. The Partnership intends to petition through mediation for additional proceeds. As of October 31, 1996, the final amount of proceeds to be received had not been determined; therefore, the sale had not been consummated. The proceeds of $51,400 were recorded as a deposit as of September 30, 1996.

      Based on current and anticipated future cash from operations, and to a lesser extent, the loan received from the corporate general partner in October 1996 described above, the Partnership declared distributions to limited partners of $1,782,000 for each of the nine months ended September 30, 1996 and 1995 ($594,000 for each of the quarters ended September 30, 1996 and 1995). This represents distributions for each applicable nine months of $35.64 per unit ($11.88 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 1996 and 1995. No amounts distributed or to be distributed to the limited partners for the nine months ended September 30, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations
---------------------

      During the nine months ended September 30, 1996 and 1995, the Partnership and its consolidated joint venture, Tuscawilla Joint Venture, owned and leased 31 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1996 and 1995, the Partnership and Tuscawilla Joint Venture earned $1,630,045 and $1,707,979, respectively, in rental income from operating leases and earned income from the direct financing lease for these Properties, $541,416 and $555,103 of which was earned during the quarters ended September 30, 1996 and 1995, respectively.

      The decrease in rental and earned income during the nine months ended September 30, 1996, is partially a result of the fact that in February 1995, the tenant of the Po Folks Property in Hagerstown, Maryland, ceased operations of the restaurant business located on such Property. As a result of the Partnership discontinuing the recognition of rental income relating to this Property, the Partnership recorded no rental income relating to this Property for the nine months ended September 30, 1996, as compared to approximately $25,900 for the nine months ended September 30, 1995. Currently, the Partnership is pursuing collection of the past due amounts and will recognize any such amounts as income if collected. The Partnership is currently seeking either a replacement tenant or purchaser for this Property.

      The decrease in rental and earned income for the nine months ended September 30, 1996, is also partially attributable to the fact that the Partnership increased its allowance for doubtful accounts to approximately $55,000 for the nine months ended September 30, 1996, as compared to $32,200 for the nine months ended September 30, 1995, for its Property in Chicago, Illinois. The allowance for doubtful accounts for the nine months ended September 30, 1996 was for past due rental amounts. The allowance for the nine months ended September 30, 1995 was for accrued rental amounts previously recorded (due to the fact that future scheduled rent increases are recognized on a straight-line basis over the term of the lease in accordance with generally accepted accounting principles) relating to this Property. In September 1996, the tenant of this Property ceased operations of the restaurant business located on such Property and the Partnership ceased recording rental revenue relating to such Property. The general partners believe that collection of past due amounts is doubtful due to the fact that the tenant filed for bankruptcy and ceased operations of the Property. The Partnership intends to pursue collection of amounts due in accordance with the lease and will record such amounts as income if collected. The Partnership is currently seeking a replacement tenant for this Property.

      Rental and earned income also decreased during the quarter and nine months ended September 30, 1996, as a result of the fact that during the nine months ended September 30, 1995, the Partnership terminated its lease with the tenant of the Property in Page, Arizona. In connection therewith, the Partnership received and recorded as rental income approximately $40,000 during the nine months ended September 30, 1995, that related to amounts that had been previously reserved as uncollectible. In June 1995, a new operator began operating this Property on a month-to-month basis and in September 1996, the Partnership entered into a lease agreement with the current tenant.

      Rental income for 1996 and subsequent years is expected to remain at reduced amounts until such time as the Partnership executes new leases for the Po Folks Property in Hagerstown, Maryland, and the Property in Chicago, Illinois.

      During the nine months ended September 30, 1996 and 1995, the Partnership also earned $64,431 and $73,459, respectively, in contingent rental income, $8,235 and $15,567 of which was earned during the quarters ended September 30, 1996 and 1995, respectively. The decrease in contingent rental income during the nine months ended September 30, 1996, is primarily attributable to downward adjustments to contingent rental income during the nine months ended September 30, 1996. These adjustments were due to the fact that the amounts reported at December 31, 1995, included certain estimated amounts and were adjusted to actual amounts during the nine months ended September 30, 1996.

      For the nine months ended September 30, 1996 and 1995, the Partnership also owned and leased one Property indirectly through another joint venture arrangement. In connection therewith, during the nine months ended September 30, 1996 and 1995, the Partnership earned $8,372 and $19,968, respectively, attributable to net income earned by this joint venture, $3,330 and $13,100 of which was earned during the quarters ended September 30, 1996 and 1995, respectively. The decrease in net income attributable to this joint venture is primarily a result of the receipt by the joint venture of bankruptcy proceeds relating to the former tenant during the quarter and nine months ended September 30, 1995. These amounts had previously been written off; therefore, they were recognized as income by the joint venture during the quarter and nine months ended September 30, 1995. No such amounts were collected during the quarter and nine months ended September 30, 1996.

      Operating expenses, including depreciation and amortization expense, were $511,610 and $461,679 for the nine months ended September 30, 1996 and 1995, respectively, of which $157,660 and $155,477 were incurred for the quarters ended September 30, 1996 and 1995, respectively. The increase in operating expenses during the nine months ended September 30, 1996, is partially the result of an increase in accounting and administrative expenses associated with operating the Partnership and its Properties and insurance expense as a result of the general partners' obtaining contingent liability and property coverage for the Partnership effective May 1995. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

      The increase in operating expenses during the nine months ended September 30, 1996, is also partially attributable to the Partnership accruing real estate taxes of approximately $13,000 during the nine months ended September 30, 1996, relating to the Denny's and Po Folks Properties in Hagerstown, Maryland. Payment of these taxes remains the responsibility of the tenant of these Properties; however, because of the current financial difficulties the tenant is experiencing, the general partners believe the tenant's ability to pay these expenses is doubtful. The Partnership intends to pursue collection from the tenant of any such amounts paid by the Partnership and will recognize such amounts as income if collected.

      In addition, the increase in operating expenses during the nine months ended September 30, 1996, is partially attributable to the Partnership incurring approximately $12,000 in legal fees associated with the tenant of the Property in Chicago, Illinois, filing bankruptcy. The Partnership also continued to accrue real estate taxes during the quarter and nine months ended September 30, 1996, relating to this Property. The Partnership anticipates incurring additional expenses relating to this Property until such time as the Partnership locates a new tenant for this Property. The Partnership intends to pursue collection from the tenant of any such amounts paid by the Partnership and will recognize such amounts as income if collected.









                          PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings.  Inapplicable.
            -----------------

Item 2.     Changes in Securities.  Inapplicable.
            ---------------------

Item 3.     Defaults upon Senior Securities.  Inapplicable.
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders.
            ----------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            ------------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.








                                  SIGNATURES
                                  ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 7th day of November, 1996.

                              CNL INCOME FUND III, LTD.

                              By:   CNL REALTY CORPORATION
                                    General Partner

                                    By:   /s/ James M. Seneff, Jr.
                                          -------------------------
                                          JAMES M. SENEFF, JR.
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                    By:   /s/ Robert A. Bourne
                                          -------------------------
                                          ROBERT A. BOURNE
                                          President and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)