Form 10-K405
period 1996-12-31
CNL INCOME FUND III LTD
filed 1997-03-31
CIK 817845

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended         December 31, 1996

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

      The Partnership was organized primarily to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $22,125,102, and were used to acquire 32 Properties, including interests in two Properties owned by joint ventures in which the Partnership is a co-venturer. During January 1997, the Partnership sold its Property in Chicago, Illinois, to an unrelated third party. Generally, the Properties are leased on a triple-net basis with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Leases

      Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer provide for initial terms ranging from 10 to 20 years (the average being 18 years), and expire between 2001 and 2013. All leases are on a triple-net basis, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties generally provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $23,000 to $151,900. All of the leases provide for percentage rent, based on sales in excess of a specified amount, to be paid annually. In addition, some leases provide for increases in the annual base rent during the lease term.

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

      In August 1994, the Partnership and the tenant of the Po Folks Property in Hagerstown, Maryland, entered into an agreement whereby the tenant would pay the Partnership past due rental amounts of $250,525 in weekly installments over a period of approximately 60 months, commencing September 1994. In February 1995, the tenant ceased operations of the restaurant business located on such Property and discontinued payment of the base rental income as provided in its lease agreement. The Partnership did not receive any payments relating to the past due rental amounts during 1995 or 1996. In September 1996, the tenant of the Denny's Property in Hagerstown, Maryland (which is the same tenant as the Po Folks Property in Hagerstown, Maryland) entered into an asset purchase agreement with an unrelated third party to sell the business operations to the unrelated third party. In conjunction therewith, the Partnership entered into a lease agreement with the unrelated third party for the Denny's Property. In accordance with the asset purchase agreement, the unrelated third party agreed to pay $175,000 to the Partnership, which the Partnership agreed to accept as full satisfaction of past due rental amounts and unpaid real estate taxes due from the former tenant of the Denny's and Po Folks Properties in Hagerstown, Maryland. In connection therewith, the Partnership wrote-off the remaining receivables for which the Partnership had previously established an allowance for doubtful accounts relating to the Denny's and Po Folks Properties in Hagerstown, Maryland. The Partnership accepted a promissory note for $25,000 from the unrelated third party and is currently negotiating the terms of the promissory note for the remaining $150,000. The Partnership reclassified the lease from an operating lease to a direct financing lease based on the terms of the new lease agreement. The Partnership is currently seeking either a replacement tenant or purchaser for the Po Folks Property.

      During 1995, the Partnership terminated its lease with the tenant of the Property in Page, Arizona. In June 1995, a new operator began operating this Property on a month-to-month basis and in September 1996, the Partnership entered into a lease agreement with this operator. The new lease provides for reduced base rents with annual increases over the term of the lease and provides for a change in the percentage rent calculation.

Major Tenants

      During 1996, one lessee of the Partnership and its consolidated joint venture, Golden Corral Corporation, contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from one Property owned by an unconsolidated joint venture). As of December 31, 1996, Golden Corral Corporation was the lessee under leases relating to six restaurants. It is anticipated that, based on the minimum rental payments required by the leases, this lessee will continue to contribute more than ten percent of the Partnership's total rental income in 1997 and subsequent years. In addition, six Restaurant Chains, Golden Corral Family Steakhouse Restaurants, Denny's, Perkins, Pizza Hut, KFC and Taco Bell, each accounted for more than ten percent of the Partnership's total rental income in 1996 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from one Property owned by an unconsolidated joint venture). In subsequent years, it is anticipated that these six Restaurant Chains each will continue to account for more than ten percent of total rental income to which the Partnership is entitled under the terms of the leases. Any failure of Golden Corral Corporation or any of these Restaurant Chains could materially affect the Partnership's income. As of December 31, 1996, no single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

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


ITEM 2.  PROPERTIES

      As of December 31, 1996, the Partnership owned, either directly or through joint venture arrangements, 32 Properties located in 16 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

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

      Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1996 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

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



                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of February 28, 1997, there were 2,056 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units.
The price paid for any Unit transferred pursuant to the Plan has been $475 per Unit. The price to be paid for any Units transferred other than pursuant to the Plan is subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

      The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1996 and 1995 other than pursuant to the Plan, net of commissions (which ranged from zero to 18.09%).

                                  1996 (1)                  1995 (1)
                           -----------------------   -----------------------
                            High     Low   Average    High     Low   Average
                           ------   -----  -------   ------   -----  -------
      First Quarter          $500    $370     $453     $483    $425     $469
      Second Quarter          475     360      439      437     415      426
      Third Quarter           475     425      458      461     461      461
      Fourth Quarter          475     390      432      475     300      453

(1) A total of 679 and 866 Units were transferred other than pursuant to the Plan for the years ended December 31, 1996 and 1995, respectively.

      The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

      For each of the years ended December 31, 1996 and 1995, the Partnership declared cash distributions of $2,376,000 to the Limited Partners. Distributions of $594,000 were declared at the close of each of the Partnership's calendar quarters during 1996 and 1995 to the Limited Partners. No amounts distributed to partners for the years ended December 31, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

      The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although the General Partners, in their sole discretion, may elect to pay distributions monthly.


ITEM 6.  SELECTED FINANCIAL DATA

                                            1996          1995          1994          1993          1992
                                        -----------   -----------   -----------   -----------   -----------
Year ended December 31:
    Revenues (1)                        $ 2,452,797   $ 2,358,235   $ 2,511,833   $ 2,477,000   $ 2,414,153
    Net income (2)                        1,814,657     1,482,515     1,858,605     1,856,462     1,699,941
    Cash distributions declared           2,376,000     2,376,000     2,376,000     2,376,000     2,376,000
    Net income per Unit (2)                   35.93         29.37         36.80         36.76         33.66
    Cash distributions declared
        per Unit (2)                          47.52         47.52         47.52         47.52         47.52

At December 31:
    Total assets                        $18,608,907   $19,065,305   $19,945,765   $20,411,131   $20,326,353
    Partners' capital                    17,595,301    18,156,644    19,050,129    19,567,524    20,087,062


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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Partnership was organized on June 1, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food Restaurant Chains. The leases are triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1996, the Partnership owned 32 Properties, either directly or indirectly through joint venture arrangements.

Liquidity and Capital Resources

      The Partnership's primary source of capital for the years ended December 31, 1996, 1995 and 1994, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $2,091,754, $2,203,437 and $2,363,371 for the years ended December 31, 1996, 1995 and
1994, respectively. The decrease in cash from operations during 1996 and 1995, each as compared to the prior year, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital during each of the respective years.
Cash from operations was also affected by the following transactions during the years ended December 31, 1996, 1995 and 1994.

      In May 1992, the Partnership and the tenant of the Po Folks Property in Hagerstown, Maryland, amended their lease agreement as described above in Item
1. Business - Leases. In addition, in August 1994, the tenant resumed payment of the base rental income as provided in the original lease agreement and entered into an agreement with the Partnership providing for the payment to the Partnership of $250,525 of past due rental amounts on a weekly basis over a period of approximately 60 months. In February 1995, the tenant ceased operations of the restaurant business located on such Property and discontinued payment of the base rental income as provided in its lease agreement. Due to the uncertainty of the collectibility of past due rental amounts, the Partnership established an allowance for doubtful accounts relating to the amount due from the former tenant. At December 31, 1995 and 1994, the balance in the allowance for doubtful accounts for this Property was $259,242 and $234,443, respectively; therefore, no amounts were included in receivables at December 31, 1995 and 1994, relating to this Property. In addition, at December 31, 1995, the balance in the allowance for doubtful accounts for the Denny's Property in Hagerstown, Maryland, (which was leased to the same tenant of the Po Folks Property) for past due rental amounts was $76,948. In September 1996, the Partnership agreed to accept $175,000 from the new tenant of the Denny's Property as full satisfaction of current and past due rental amounts from the former tenant of the Denny's and Po Folks Properties as described in Item 1. Business - Leases. In connection therewith, during 1996, the Partnership recognized approximately $118,700 in base rental income for amounts which the Partnership had previously established an allowance for doubtful accounts, and wrote-off the remaining balances in the allowance for doubtful accounts. During 1996, the Partnership accepted a three year promissory note for $25,000, which bears interest at ten percent per annum for which collections commenced in October 1996.
Receivables at December 31, 1996, include approximately $23,300. The Partnership is currently negotiating the terms of the promissory note for the remaining $150,000 to be received from the new tenant. The Partnership is currently seeking either a replacement tenant or purchaser for the Po Folks Property.

      Other sources and uses of capital included the following during the years ended December 31, 1996, 1995 and 1994.

      In January 1996, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $86,200 in connection with the operations of the Partnership. The loan was uncollateralized, bore interest at a rate of prime plus 0.25% per annum and was due on demand. The Partnership repaid the loan in full, along with approximately $660 in interest, to the corporate general partner. In addition, in 1996, the Partnership entered into various promissory notes with the corporate general partners for loans totalling $575,200 in connection with the operations of the Partnership. The loans were uncollateralized, non-interest bearing and due on demand. As of December 31, 1996, the Partnership had repaid the loans in full to the corporate general partner.

      In April 1996, the Partnership received $51,400 as partial settlement in a right of way taking relating to a parcel of land of the Property in Plant City, Florida. The Partnership intends to petition through mediation for additional proceeds. As of March 14, 1997, the final amount of proceeds to be received had not been determined; therefore, the sale had not been consummated.

      In January 1997, the Partnership sold its Property in Chicago, Illinois, to an unrelated third party, for $505,000 and received net sales proceeds of $481,268, resulting in a gain of approximately $3,800 for financial reporting purposes. The Partnership intends to reinvest the sales proceeds in an additional Property during 1997.

      In May 1995, the Partnership received notice from the tenant of its Property in Bradenton, Florida, that it intended to exercise its option to purchase the Property in accordance with the terms of its lease agreement. On March 14, 1997, the Partnership sold this Property for $1,332,154, and received net sales proceeds of $1,310,001, resulting in a gain of approximately $361,400 for financial reporting purposes. This Property was originally acquired by the Partnership in June 1988 and had a cost of approximately $1,080,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $229,500 in excess of its original purchase price. The remaining net sales proceeds are expected to be invested in an additional Property or used for other Partnership purposes. The General Partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Bradenton, Florida, and the reinvestment of the proceeds will be structured to qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the Limited Partners to pay federal and state (at a level reasonably assumed by the General Partners) income taxes, if any, resulting from the sale.

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

      Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1996, the Partnership had $57,751 invested in such short-term investments as compared to $312,814 at December 31, 1995. The decrease in cash was attributable to the payment of distributions in excess of current cash from operations during the year ended December 31, 1996. The funds remaining at December 31, 1996, will be used for the payment of distributions and other liabilities.

      During 1996, 1995 and 1994, affiliates of the General Partners incurred on behalf of the Partnership $108,900, $149,252 and $115,243, respectively, for certain operating expenses. At December 31, 1996 and 1995, the Partnership owed $102,859 and $53,915, respectively, to affiliates for such amounts and accounting and administrative services. Amounts payable to other parties, including distributions payable, decreased to $681,010 at December 31, 1996, from $685,742 at December 31, 1995. Total liabilities at December 31, 1996, to the extent they exceed cash and cash equivalents at December 31, 1996, will be paid from future cash from operations, and in the event the General Partners elect to make additional contributions or loans to the Partnership, from future General Partner contributions or loans.

      Based primarily on current and anticipated cash from operations, the Partnership declared distributions to the Limited Partners of $2,376,000 for each of the years ended December 31, 1996, 1995 and 1994. This represents distributions of $47.52 per unit for each of the years ended December 31, 1996, 1995 and 1994. No amounts distributed or to be distributed to the Limited Partners for the years ended December 31, 1996, 1995 or 1994 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

      The General Partners believe that the Properties are adequately covered by insurance. In addition, the General Partners have obtained contingent liability and property coverage for the Partnership. This insurance is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

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

Results of Operations

      During the years ended December 31, 1996, 1995 and 1994, the Partnership owned and leased 30 wholly owned Properties. In addition, during the years ended December 31, 1996, 1995 and 1994, the Partnership was a co-venturer in two separate joint ventures that each owned and leased one Property. As of December 31, 1996, the Partnership owned, either directly or through joint venture arrangements, 32 Properties which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $23,000 to $151,900. All of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some leases provide for increases in the annual base rent during the lease term. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

      During the years ended December 31, 1996, 1995 and 1994, the Partnership and its consolidated joint venture, Tuscawilla Joint Venture, earned $2,273,850, $2,188,000 and $2,308,470, respectively, in rental income from operating leases and earned income from the direct financing lease. The increase in rental and earned income during 1996, as compared to 1995, is primarily attributable to the fact that the Partnership entered into a new lease with a new tenant for the Denny's Property in Hagerstown, Maryland, and in connection therewith, during 1996, recognized as income approximately $155,000, including approximately $118,700, for which the Partnership had previously established an allowance for doubtful accounts relating to the Denny's and Po Folks Properties in Hagerstown, Maryland, as discussed above in "Liquidity and Capital Resources". The decrease in rental income during 1995, as compared to 1994, is partially attributable to a decrease of approximately $126,000 as a result of the fact that the tenant of the Po Folks Property ceased operations of the restaurant business located on such Property, as discussed in "Liquidity and Capital Resources." The decrease was partially offset by the fact that during 1995, the Partnership increased its allowance for doubtful accounts for rental amounts by approximately $22,500, as compared to approximately $64,100 in 1994. Rental and earned income also decreased in 1995, as compared to 1994, as a result of the Partnership's establishing an allowance for doubtful accounts of approximately $53,900 for rental and other amounts relating to the Denny's Property in Hagerstown, Maryland, which was leased to the same tenant as the Po Folks.

      The increase in rental and earned income during 1996, as compared to 1995, is partially offset by, and the decrease during 1995, as compared to 1994, is partially attributable to, the fact that the Partnership recorded an allowance for doubtful accounts of approximately $55,000 and $34,800 during 1996 and 1995, respectively, for its Property in Chicago, Illinois. The allowance for doubtful accounts for 1996 was for past due rental amounts. The allowance for 1995 was for accrued rental amounts previously recorded (due to the fact that future scheduled rent increases are recognized on a straight-line basis over the term of the lease in accordance with generally accepted accounting principles) relating to this Property. Rental and earned income also decreased during 1996, as compared to 1995, by approximately $31,000 due to the fact that in September 1996, the tenant of this Property ceased operations of the restaurant business located on such Property and the Partnership ceased recording rental revenue relating to such Property. The General Partners believe that collection of past due amounts is doubtful due to the fact that the tenant filed for bankruptcy and ceased operations of the Property. The Partnership intends to pursue collection of amounts due in accordance with the lease and will record such amounts as income if collected. In January 1997, the Partnership sold this Property to an unrelated third party, as discussed above in "Liquidity and Capital Resources".

      The increase in rental and earned income during 1996, as compared to 1995, was partially offset by a decrease of approximately $11,900, due to the fact that during 1995 the Partnership terminated its lease with the former tenant of the Property in Page, Arizona, and entered into a new lease with a new tenant in 1996, at lower rental amounts, as discussed above in "Liquidity and Capital Resources." The decrease in rental and earned income during 1995, as compared to 1994, was partially offset due to the fact that in conjunction with the lease termination during 1995, the Partnership received and recorded as rental income approximately $40,000 during 1995, of which a portion related to amounts that had been previously reserved as uncollectible in 1994.

      During the years ended December 31, 1996, 1995 and 1994, the Partnership also earned $157,993, $143,039 and $163,506, respectively, in contingent rental income. The increase in contingent rental income during 1996, as compared to 1995, is primarily attributable to an increase in gross sales of certain restaurant Properties requiring the payment of contingent rent. In addition, the decrease in contingent rent during 1995, as compared to 1994, is a result of a lower percentage rent breakpoint provided for in the lease amendment for the Property in Hazard, Kentucky, and the collection of approximately $23,400 during 1994 of contingent rental amounts previously reserved relating to the Denny's Property in Hagerstown, Maryland. No contingent rental income was recognized during 1995 for the Denny's Property in Hagerstown, Maryland.

      The Partnership also recognized income of $11,740, $22,015 and $20,952 for the years ended December 31, 1996, 1995 and 1994, respectively, attributable to net income recorded by Titusville Joint Venture in which the Partnership is a co-venturer. The decrease in net income earned by Titusville Joint Venture during 1996, as compared to 1995, and the increase during 1995, as compared to 1994, is primarily attributable to the receipt by the joint venture of bankruptcy proceeds relating to the former tenant during 1995. These amounts had previously been written off; therefore, they were recognized as income when received, during 1995.

      During the years ended December 31, 1996, 1995 and 1994, one lessee of the Partnership and its consolidated joint venture, Golden Corral Corporation, contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture andthe Partnership's share of the rental income from one Property owned by an unconsolidated joint venture). As of December 31, 1996, Golden Corral Corporation was the lessee under leases relating to six restaurants. It is anticipated that, based on the minimum rental payments required by the leases, this lessee will continue to contribute more than ten percent of the Partnership's total rental income during 1997 and subsequent years. In addition, six Restaurant Chains, Golden Corral Family Steakhouse Restaurants, Denny's, Perkins, Pizza Hut, KFC and Taco Bell, each accounted for more than ten percent of the Partnership's total rental income in 1996 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from one Property owned by an unconsolidated joint venture). In subsequent years, it is anticipated that these six Restaurant Chains each will continue to account for more than ten percent of total rental income to which the Partnership is entitled under the terms of the leases. Any failure of Golden Corral Corporation or any of these Restaurant Chains could materially affect the Partnership's income.

      Operating expenses, including depreciation and amortization expense, were $638,140, $667,876 and $653,228 for the years ended December 31, 1996,
1995 and 1994, respectively. The decrease in operating expenses during 1996, as compared to 1995, is partially attributable to the fact that during 1996, the Partnership reversed approximately $25,000 in real estate taxes accrued during the year ended December 31, 1995, as a result of accepting a promissory note from the new tenant of the Denny's Property in Hagerstown, Maryland, as discussed above in "Liquidity and Capital Resources." These real estate taxes had been previously accrued during 1995 relating to the Denny's and Po Folks Properties in Hagerstown, Maryland, due to financial difficulties of the former tenant and were recorded as a reduction to real estate tax expense during the year ended December 31, 1996.

      The decrease in operating expenses during 1996, as compared to 1995, is also partially attributable to a decrease in depreciation expense relating to the Po Folks Property in Hagerstown, Maryland. The Partnership established an allowance for loss on land and building which represented the difference between the Property's carrying value at December 31, 1995, and the estimated net realizable value of the Property based on an anticipated sales price previously agreed upon by the General Partners relating to this Property.
This allowance reduced the depreciable basis of the Property. No adjustment to the allowance was necessary during 1996.

      The decrease in operating expenses during 1996, as compared to 1995, is partially offset by, and the increase during 1995, as compared to 1994, is partially a result of, an increase in accounting and administrative expenses associated with operating the Partnership and its Properties and an increase in insurance expense as a result of the General Partners' obtaining contingent liability and property coverage for the Partnership as discussed above in "Liquidity and Capital Resources." The decrease in operating expenses during 1996, as compared to 1995, was also partially offset by the fact that during 1996, the Partnership incurred approximately $19,700, relating to legal fees associated with the tenant of the Property in Chicago, Illinois, filing bankruptcy.

      The Partnership incurred real estate taxes of approximately $20,900, $25,000 and $92,100, during the years ended December 31, 1996, 1995 and 1994, respectively, relating to the Property in Chicago, Illinois, due to continued financial difficulties of the tenant which led to the tenant filing bankruptcy during 1996. The amounts recorded during 1994 included past due amounts relating to prior years' real estate taxes and interest relating to this Property. In January 1997, the Partnership sold this Property. The Partnership intends to pursue collection from the former tenant of any such amounts paid by the Partnership and will recognize such amounts as income if collected.

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

      The Partnership's leases as of December 31, 1996, are triple-net leases and, in general, contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued


inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                                   CONTENTS


                                                                    Page

Report of Independent Accountants                                    13

Financial Statements:

  Balance Sheets                                                     14

  Statements of Income                                               15

  Statements of Partners' Capital                                    16

  Statements of Cash Flows                                           17

  Notes to Financial Statements                                      19


                       Report of Independent Accountants



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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL Income Fund III, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



/s/Coopers & Lybrand L.L.P.


Orlando, Florida
February 8, 1997


                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS


                                                          December 31,
           ASSETS                                    1996            1995
                                                  -----------    -----------

Land and buildings on operating
  leases, less accumulated
  depreciation and allowance
  for loss on land and
  building                                        $16,483,532    $17,309,533
Net investment in direct
  financing leases                                    938,918        545,014
Investment in joint venture                           643,912        663,842
Cash and cash equivalents                              57,751        312,814
Receivables, less allowance for
  doubtful accounts of $70,142
  and $353,277                                        321,831        106,638
Prepaid expenses                                        6,898          5,601
Lease costs, less accumulated
  amortization of $2,162 and
  $1,562                                                9,838         10,438
Accrued rental income, less
  allowance for doubtful accounts
  of $34,830 in 1995                                  114,738         82,071
Other assets                                           31,489         29,354
                                                  -----------    -----------

                                                  $18,608,907    $19,065,305
                                                  ===========    ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                  $    14,183    $    14,489
Accrued and escrowed real
  estate taxes payable                                 72,827         77,253
Distributions payable                                 594,000        594,000
Due to related parties                                102,859         53,915
Rents paid in advance and deposits                     88,325         24,792
                                                  -----------    -----------
    Total liabilities                                 872,194        764,449

Commitments and Contingencies (Note 11)

Minority interest                                     141,412        144,212

Partners' capital                                  17,595,301     18,156,644
                                                  -----------    -----------

                                                  $18,608,907    $19,065,305
                                                  ===========    ===========


                See accompanying notes to financial statements.

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                             STATEMENTS OF INCOME


                                              Year Ended December 31,
                                           1996         1995         1994
                                        ----------   ----------   ----------

Revenues:
  Rental income from operating
    leases                              $2,184,460   $2,115,798   $2,235,602
  Earned income from direct
    financing leases                        89,390       72,202       72,868
  Contingent rental income                 157,993      143,039      163,506
  Interest and other income                 26,496       22,386       36,192
                                        ----------   ----------   ----------
                                         2,458,339    2,353,425    2,508,168
                                        ----------   ----------   ----------

Expenses:
  General operating and admini-
    strative                               147,840      131,071       99,775
  Professional services                     50,064       28,758       22,666
  Bad debt expense                             924       11,418        4,101
  Real estate taxes                          1,973       50,815       80,095
  State and other taxes                     11,973       11,322       12,100
  Depreciation and amortization            425,366      434,492      434,491
                                        ----------   ----------   ----------
                                           638,140      667,876      653,228
                                        ----------   ----------   ----------

Income Before Minority Interest
  in Income of Consolidated Joint
  Venture, Equity in Earnings of
  Unconsolidated Joint Venture and
  Provision for Loss on Land
  and Building                           1,820,199    1,685,549    1,854,940

Minority Interest in Income of
  Consolidated Joint Venture               (17,282)     (17,205)     (17,287)

Equity in Earnings of Unconsoli-
  dated Joint Venture                       11,740       22,015       20,952

Provision for Loss on Land and
  Building                                      -      (207,844)          -
                                        ----------   ----------   ----------

Net Income                              $1,814,657   $1,482,515   $1,858,605
                                        ==========   ==========   ==========

Allocation of Net Income:
  General partners                      $   18,147   $   13,906   $   18,586
  Limited partners                       1,796,510    1,468,609    1,840,019
                                        ----------   ----------   ----------

                                        $1,814,657   $1,482,515   $1,858,605
                                        ==========   ==========   ==========

Net Income Per Limited Partner
  Unit                                  $    35.93   $    29.37   $    36.80
                                        ==========   ==========   ==========

Weighted Average Number of
  Limited Partner Units
  Outstanding                               50,000       50,000       50,000
                                        ==========   ==========   ==========


                See accompanying notes to financial statements.

                                          CNL INCOME FUND III, LTD.
                                       (A Florida Limited Partnership)

                                       STATEMENTS OF PARTNERS' CAPITAL

                                Years Ended December 31, 1996, 1995 and 1994


                         General Partners                   Limited Partners
                        ------------------ -------------------------------------------------
                                   Accumu-                               Accumu-
                         Contri-   lated     Contri-      Distri-        lated    Syndication
                         butions  Earnings   butions      butions       Earnings     Costs        Total
                        --------  -------- -----------  ------------  ----------- -----------  -----------
Balance, December 31,
  1993                  $161,500  $109,166 $25,000,000  $(13,645,640) $10,807,396 $(2,864,898) $19,567,524

    Distributions to
      limited partners
      ($47.52 per
      limited partner
      unit)                   -         -           -     (2,376,000)          -           -    (2,376,000)
    Net income                -     18,586          -             -     1,840,019          -     1,858,605
                        --------  -------- -----------  ------------  ----------- -----------  -----------

Balance, December 31,
  1994                   161,500   127,752  25,000,000   (16,021,640)  12,647,415  (2,864,898)  19,050,129

    Distributions to
      limited partners
      ($47.52 per
      limited partner
      unit)                   -         -           -     (2,376,000)          -           -    (2,376,000)
    Net income                -     13,906          -             -     1,468,609          -     1,482,515
                        --------  -------- -----------  ------------  ----------- -----------  -----------

Balance, December 31,
  1995                   161,500   141,658  25,000,000   (18,397,640)  14,116,024  (2,864,898)  18,156,644

    Distributions to
      limited partners
      ($47.52 per
      limited partner
      unit)                   -         -           -     (2,376,000)          -           -    (2,376,000)
    Net income                -     18,147          -             -     1,796,510          -     1,814,657
                        --------  -------- -----------  ------------  ----------- -----------  -----------

Balance, December 31,
  1996                  $161,500  $159,805 $25,000,000  $(20,773,640) $15,912,534 $(2,864,898) $17,595,301
                        ========  ======== ===========  ============  =========== ===========  ===========


                               See accompanying notes to financial statements.

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS


                                             Year Ended December 31,
                                        1996           1995          1994
                                     -----------   -----------   -----------

Increase (Decrease) in Cash and
  Cash Equivalents:

    Cash Flows From Operating
      Activities:
        Cash received from
          tenants                    $ 2,226,794   $ 2,340,729   $ 2,479,442
        Distributions from
          unconsolidated joint
          venture                         31,670        47,499        42,149
        Cash paid for expenses          (175,148)     (198,797)     (170,171)
        Interest received                  8,438        14,006        11,951
                                     -----------   -----------   -----------
            Net cash provided
              by operating
              activities               2,091,754     2,203,437     2,363,371
                                     -----------   -----------   -----------

    Cash Flows From Investing
      Activities:
        Deposit received on sale
          of land parcel                  51,400            -             -
        Collections on loans                  -             -         26,173
        Payment of lease costs                -             -         (4,000)
        Increase in other assets          (2,135)           -             -
                                     -----------   -----------   -----------
            Net cash provided
              by investing
              activities                  49,265            -         22,173
                                     -----------   -----------   -----------

    Cash Flows From Financing
      Activities:
        Proceeds from loans from
          corporate general partner      661,400            -             -
        Repayment of loans from
          corporate general partner     (661,400)           -             -
        Distributions to holder
          of minority interest           (20,082)      (19,997)      (20,033)
        Distributions to
          limited partners            (2,376,000)   (2,376,000)   (2,376,000)
                                     -----------   -----------   -----------
            Net cash used in
              financing
              activities              (2,396,082)   (2,395,997)   (2,396,033)
                                     -----------   -----------   -----------

Net Decrease in Cash and Cash
  Equivalents                           (255,063)     (192,560)      (10,489)

Cash and Cash Equivalents at
  Beginning of Year                      312,814       505,374       515,863
                                     -----------   -----------   -----------

Cash and Cash Equivalents at
  End of Year                        $    57,751   $   312,814   $   505,374
                                     ===========   ===========   ===========


                See accompanying notes to financial statements.

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED


                                             Year Ended December 31,
                                        1996           1995          1994
                                     -----------   -----------   -----------

Reconciliation of Net Income
  to Net Cash Provided by
  Operating Activities:

    Net income                       $ 1,814,657   $ 1,482,515   $ 1,858,605
                                     -----------   -----------   -----------
    Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
        Depreciation                     424,766       433,892       433,892
        Amortization                         600           600           599
        Minority interest in
          income of consolidated
          joint venture                   17,282        17,205        17,287
        Equity in earnings of
          unconsolidated joint
          venture, net of
          distributions                   19,930        25,484        21,197
        Provision for loss on
          land and building                   -        207,844            -
        Decrease (increase) in
          receivables                   (215,193)        9,339          (184)
        Decrease in net investment
          in direct financing
          leases                           7,331         5,358         4,692
        Increase in prepaid
          expenses                        (1,297)       (1,778)       (3,823)
        Decrease (increase) in
          accrued rental income          (32,667)        7,161       (27,669)
        Increase (decrease) in
          accounts payable and
          accrued expenses                (4,732)      (21,689)       46,582
        Increase in due to
          related parties                 48,944        51,578         2,337
        Increase (decrease) in
          rents paid in advance
          and deposits                    12,133       (14,072)        9,856
                                     -----------   -----------   -----------
            Total adjustments            277,097       720,922       504,766
                                     -----------   -----------   -----------

Net Cash Provided by Operating
  Activities                         $ 2,091,754   $ 2,203,437   $ 2,363,371
                                     ===========   ===========   ===========

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

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                 Years Ended December 31, 1996, 1995 and 1994


1.    Significant Accounting Policies:

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

      Real Estate and Lease Accounting - The Partnership records the acquisition of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

            Direct financing method - The leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset) (Note 4). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the leases.

            Operating method - Land and building leases accounted for using the operating method are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives of 30 years. When scheduled rentals vary during the lease term, income is recognized on


                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


1.    Significant Accounting Policies - Continued:

            a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the property is placed in service.

            Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date.

      When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, will be removed from the accounts and gains or losses from sales will be reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. Although the general partners have made their best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect the general partners' estimate of net cash flows expected to be generated from its properties and the need for asset impairment write-downs. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair market value.

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


                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


1.    Significant Accounting Policies - Continued:

      proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

      The Partnership's investment in Titusville Joint Venture is accounted for using the equity method since the Partnership shares control with an affiliate which has the same general partners.

      Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

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

      Use of Estimates - The general partners of the Partnership have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of


                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


1.    Significant Accounting Policies - Continued:

      contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. The more significant areas requiring the use of management estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

      New Accounting Standard - Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Adoption of this standard had no material effect on the Partnership's financial position or results of operations.

2.    Leases:

      The Partnership leases its land and buildings primarily to operators of national and regional fast-food restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The leases generally are classified as operating leases, however, two of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portion of both of these leases are operating leases. Substantially all leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant generally pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two or four successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.


                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


3.    Land and Buildings on Operating Leases:

      Land and buildings on operating leases consisted of the following at December 31:
                                                1996           1995
                                             -----------    -----------

            Land                             $ 7,835,279    $ 7,835,279
            Buildings                         12,467,020     13,016,774
                                             -----------    -----------
                                              20,302,299     20,852,053
            Less accumulated
              depreciation                    (3,610,923)    (3,334,676)
                                             -----------    -----------
                                              16,691,376     17,517,377
            Less allowance for loss
              on land and building              (207,844)      (207,844)
                                             -----------    -----------

                                             $16,483,532    $17,309,533
                                             ===========    ===========

      At December 31, 1995, the Partnership established an allowance for loss on land and building in the amount of $207,844 for financial reporting purposes for the Po Folks property in Hagerstown, Maryland. The allowance represents the difference between the (i) property's carrying value at December 31, 1995, and (ii) the general partners' estimate of the net realizable value of the property based on an anticipated sales price previously agreed upon by the general partners relating to this property.

      Some leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1996, 1995 and 1994, the Partnership recognized $32,667, $27,669 and $27,669 of such rental income. Income recognized during 1995 was reduced by $34,830 as a result of the Partnership's establishing an allowance for doubtful accounts for accrued rental income amounts previously recorded relating to the lease of the property in Chicago, Illinois.


                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


3.    Land and Buildings on Operating Leases - Continued:

      The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1996:

            1997                                            $ 1,980,747
            1998                                              2,001,716
            1999                                              2,014,645
            2000                                              2,014,645
            2001                                              2,019,170
            Thereafter                                       10,682,641
                                                            -----------

                                                            $20,713,564
                                                            ===========

      Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease term. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.    Net Investment in Direct Financing Leases:

      The following lists the components of net investment in direct financing leases at December 31:

                                                1996            1995
                                             -----------    -----------

            Minimum lease payments
              receivable                     $ 2,340,192    $ 1,370,228
            Estimated residual value             239,432        139,124
            Less unearned income              (1,640,706)      (964,338)
                                             -----------    -----------

            Net investment in direct
              financing leases               $   938,918    $   545,014
                                             ===========    ===========

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


4.    Net Investment in Direct Financing Leases - Continued:

      The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1996:

            1997                                             $  148,672
            1998                                                148,672
            1999                                                148,672
            2000                                                148,672
            2001                                                148,672
            Thereafter                                        1,596,832
                                                             ----------

                                                             $2,340,192
                                                             ==========

      The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

5.    Investment in Joint Venture:

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

      Titusville Joint Venture owns and leases one property to an operator of national family-style restaurants. The following presents the joint venture's condensed financial information at December 31:

                                                      1996        1995
                                                    --------    --------

            Land and building on operating
              lease, less accumulated
              depreciation                          $822,072    $847,105
            Cash                                       9,677       6,995
            Receivables                               11,233      12,000
            Accrued rental income                     17,700      14,700
            Other assets                              29,631      35,540
            Liabilities                                9,665       8,539
            Partners' capital                        880,648     907,801
            Revenues                                  51,778      65,105
            Net income                                15,995      29,996


                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


5.    Investment in Joint Venture:

      The Partnership recognized income of $11,740, $22,015 and $20,952 for the years ended December 31, 1996, 1995 and 1994, respectively, from this joint venture.

6.    Receivables:

      During 1996, the Partnership terminated its lease with the former tenant of its Denny's property in Hagerstown, Maryland. In connection therewith, the Partnership wrote-off approximately $238,300 of amounts previously included in receivables relating to both the Denny's and Po Folks properties, and the related allowance for doubtful accounts. In October 1996, the Partnership entered into a lease agreement with a new tenant to operate the Denny's restaurant located on the Partnership's property and accepted a promissory note from the current tenant whereby $25,000, which had been included in receivables for past due rents from the former tenant, was converted to a loan receivable held by the Partnership to facilitate the asset purchase agreement between the former and current tenants. The promissory note bears interest of ten percent per annum and is being collected in 36 equal monthly installments of $807 and commenced in October 1996. The promissory note balance at December 31, 1996, was $23,240, including accrued interest of $50.

7.    Allocations and Distributions:

      Generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, are allocated 99 percent to the limited partners and one percent to the general partners. Distributions of net cash flow are made 99 percent to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners is subordinated to receipt by the limited partners of an aggregate, ten percent, noncumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").


                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


7.    Allocations and Distributions - Continued:

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

      During each of the years ended December 31, 1996, 1995 and 1994, the Partnership declared distributions to the limited partners of $2,376,000. No distributions have been made to the general partners to date.


                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


8.    Income Taxes:

      The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                         1996        1995        1994
                                      ----------  ----------  ----------

            Net income for financial
              reporting purposes      $1,814,657  $1,482,515  $1,858,605

            Depreciation for tax
              reporting purposes
              less than(in excess
              of) depreciation for
              financial reporting
              purposes                    (9,754)       (628)       (628)

            Allowance for loss on
              land and building               -      207,844          -

            Direct financing leases
              recorded as operating
              leases for tax reporting
              purposes                     7,330       5,358       4,692

            Gain on sale of land for
              tax reporting purposes      20,724          -           -

            Equity in earnings of
              joint venture for tax
              reporting purposes less
              than equity in earnings
              of joint venture for
              financial reporting
              purposes                    (1,329)     (1,769)     (1,769)

            Allowance for doubtful
              accounts                  (283,135)     42,770      82,915

            Accrued rental income        (32,667)      7,161     (27,669)

            Rents paid in advance         12,133     (14,572)      9,856

            Minority interest in
              timing differences
              of consolidated joint
              venture                       (161)       (106)       (132)
                                      ----------  ----------  ----------

            Net income for federal
              income tax purposes     $1,527,797  $1,728,573  $1,925,870
                                      ==========  ==========  ==========


                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


9.    Related Party Transactions:

      One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the parent company of CNL Investment Company and CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, is the president of CNL Investment Company and CNL Fund Advisors, Inc. CNL Income Fund Advisors, Inc. was a wholly owned subsidiary of CNL Group, Inc. until its merger, effective January 1, 1996, with CNL Fund Advisors, Inc. During the years ended December 31, 1996, 1995 and 1994, CNL Investment Company, CNL Income Fund Advisors, Inc. and CNL Fund Advisors, Inc. (hereinafter referred to collectively as the "Affiliates") each performed certain services for the Partnership, as described below.

      During the years ended December 31, 1996, 1995 and 1994, certain Affiliates acted as manager of the Partnership's properties pursuant to a property management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliates an annual, noncumulative, subordinated management fee of one-half of one percent of the Partnership assets under management (valued at cost) annually. The property management fee is limited to one percent of the sum of gross operating revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross operating revenues from joint ventures or competitive fees for comparable services. In addition, these fees will be incurred and will be payable only after the limited partners receive their aggregate, noncumulative 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no property management fees will be due or payable for such year. As a result of such threshold, no property management fees were incurred during the years ended December 31, 1996, 1995 and 1994.

      During the years ended December 31, 1996, 1995 and 1994, the Affiliates provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $85,906, $78,597 and $47,633 for the years ended December 31, 1996, 1995 and 1994, respectively, for such services.


                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


9.    Related Party Transactions - Continued:

      The due to related parties consisted of the following at December 31:

                                                      1996        1995
                                                    --------    --------

            Due to Affiliates:
              Expenditures incurred on
                behalf of the Partnership           $ 56,942    $ 27,557
              Accounting and administrative
                services                              45,917      26,358
                                                    --------    --------

                                                    $102,859    $ 53,915
                                                    ========    ========

10.   Concentration of Credit Risk:

      For the years ended December 31, 1996, 1995 and 1994, rental income from Golden Corral Corporation was $490,196, $470,952 and $472,443, respectively, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from the joint venture).

      In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from the joint venture) for at least one of the years ended December 31:

                                          1996        1995        1994
                                        --------    --------    --------

            Golden Corral
              Family Steakhouse
              Restaurants               $490,196    $470,952    $472,443
            Denny's                      355,123     254,043     330,659
            Pizza Hut                    292,795     289,161     290,438
            Perkins                      276,114     276,114     276,114
            KFC                          254,646     279,075     227,493
            Taco Bell                    254,395     260,119     262,282


                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


10.   Concentration of Credit Risk - Continued:

      Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership. However, the general partners believe that the risk of such a default is reduced due to the essential or important nature of these properties for the on-going operations of the lessees.

11.   Commitments and Contingencies:

      In May 1995, the Partnership received notice from the tenant of its property in Bradenton, Florida, that it intends to exercise its option to purchase the property in accordance with the terms of its lease agreement. As of February 8, 1997, the Partnership and the tenant had not yet entered into a purchase and sale agreement relating to this property.

      In April 1996, the Partnership received $51,400 as partial settlement in a right of way taking relating to a parcel of land of the property in Plant City, Florida. The Partnership intends to petition through mediation for additional proceeds. As of February 8, 1997, the final amount of proceeds to be received had not been determined; therefore, the sale had not been consummated. The proceeds of $51,400 were recorded as a deposit as of December 31, 1996.

12.   Subsequent Event:

      In January 1997, the Partnership sold its property in Chicago, Illinois, to an unrelated third party, for $505,000 and received net sales proceeds of $481,268, resulting in a gain of approximately $3,800 for financial reporting purposes.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.



                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL Fund Advisors, Inc., CNL Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

      James M. Seneff, Jr., age 50, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, director and Chief Executive Officer since its formation in 1980. CNL Group, Inc. is the parent company of CNL Securities Corp., CNL Investment Company, CNL Fund Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc. Mr. Seneff is Chief Executive Officer, and has been a director and registered principal of CNL Securities Corp., which served as the managing dealer in the Partnership's offering of Units, since its formation in 1979. Mr. Seneff also has held the position of President and a director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer and Chairman of the Board of CNL Investment Company, and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc. since 1992, has served as the Chairman of the Board and the Chief Executive Officer of CNL Realty Advisors, Inc. since its inception in 1991, served as Chairman of the Board and Chief Executive Officer of CNL Income Fund Advisors, Inc. since its inception in 1994 through December 31, 1995, has served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc. since its inception in 1994, and has held the position of Chief Executive Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. In addition, Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of CNL American Properties Fund, Inc. since 1994, and has served as Chairman of the Board and Chief Executive Officer of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $40 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the ``CNL Income Fund Partnerships''), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

      Robert A. Bourne, age 49, is President and Treasurer of CNL Group, Inc., President, a director and a registered principal of CNL Securities Corp., President and a director of CNL Investment Company, CNL Fund


Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc., and President, Chief Investment Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne also has served as a director since 1992, as President from July 1992 to February 1996, and since February 1996, as Vice Chairman of the Board of Directors, Secretary and Treasurer of Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as a director since its inception in 1991, as President from 1991 to February 1996, as Secretary from February 1996 to July 1996, and since February 1996, as Treasurer and Vice Chairman of CNL Realty Advisors, Inc. In addition, Mr. Bourne has served as President and a director of CNL American Properties Fund, Inc. since 1994, and has served as President and a director of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978, was employed by Coopers & Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987, he was a partner in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner.

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

      CNL Fund Advisors, Inc., provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Suite 500, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

      CNL Group, Inc., which is the parent company of CNL Fund Advisors, Inc., is a diversified real estate corporation organized in 1980 under the laws of the State of Florida. Other subsidiaries and affiliates of CNL Group, Inc. include a property development and management company, two investment advisory companies, and seven corporations organized as strategic business units.
James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Group, Inc.

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

      John T. Walker, age 38, joined CNL Group, Inc. in September 1994, as Senior Vice President, responsible for Research and Development. He currently serves as the Chief Operating Officer and Executive Vice President of CNL Fund Advisors, Inc. and CNL American Properties Fund, Inc. and serves as Executive Vice President of CNL American Realty Fund, Inc. and CNL Real Estate Advisors, Inc. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

      Lynn E. Rose, age 48, a certified public accountant, has served as Chief Financial Officer of CNL Group, Inc. since December 1993, has served as Secretary of CNL Group, Inc. since 1987, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, a director of CNL Realty Advisors, Inc. since its inception in 1991, Secretary of CNL Realty Advisors, Inc. since its inception in 1991 (excluding February 1996 to July 1996), Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996, Secretary of CNL Income Fund Advisors, Inc. since its inception in 1994 to December 1995, and a director, Secretary and Treasurer of CNL Fund Advisors, Inc. since 1994 and has served as a director, Secretary and Treasurer of CNL Real Estate Advisors, Inc. since January 1997. Ms. Rose also has served as Secretary and Treasurer of CNL American Properties Fund, Inc. since 1994, and has served as Secretary and Treasurer of CNL American Realty Fund, Inc. since 1996. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the management information services, administration, legal compliance, accounting, tenant compliance, and reporting for over 250 corporations, partnerships, and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida and is a registered financial and operations principal of CNL Securities Corp. She was licensed as a certified public accountant in 1979.

      Jeanne A. Wall, age 38, has served as Chief Operating Officer of
CNL Investment Company and of CNL Securities Corp. since November 1994 and previously served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. as its Partnership Administrator. In 1985, Ms. Wall became Vice President of CNL Securities Corp. and, in 1987, she became a Senior Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees the partnership administration and investor services for programs offered through participating brokers. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991, as Vice President of Commercial Net Lease Realty, Inc. since 1992, as Executive Vice President of CNL Income Fund Advisors, Inc. from its inception in 1994 to December 1995, as Executive Vice President of CNL Fund Advisors, Inc. since 1994, and as Executive Vice President of CNL American Properties Fund, Inc. since 1994. In addition, Ms. Wall has served as Executive Vice President of CNL Real Estate Advisors, Inc. since January 1997 and as Executive Vice President of CNL American Realty Fund, Inc. since 1996. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

      Steven D. Shackelford, age 33, has served as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996. Mr. Shackelford joined CNL Group, Inc. in September 1996. He also currently serves as the Chief Financial Officer of CNL American Properties Fund, Inc. From March 1995 to July 1996, he was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University and is a certified public accountant.


ITEM 11.  EXECUTIVE COMPENSATION

      Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of February 28, 1997, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

      The following table sets forth, as of February 28, 1997, the beneficial ownership interests of the General Partners in the Registrant.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1996, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

        Type of                                            Amount Incurred
      Compensation                Method of                  For the Year
     and Recipient               Computation           Ended December 31, 1996
     -------------               -----------           -----------------------

Reimbursement to          Operating expenses are      Operating expenses
affiliates for            reimbursed at the lower     incurred on behalf of
operating expenses        of cost or 90 percent of    the Partnership:
                          the prevailing rate at      $108,900
                          which comparable
                          services could have been    Accounting and
                          obtained in the same        administrative services:
                          geographic area.  If the    $85,906
                          General Partners or
                          their affiliates loan
                          funds to the
                          Partnership, the General
                          Partners or their
                          affiliates will be
                          reimbursed for the
                          interest and fees
                          charged to them by
                          unaffiliated lenders for
                          such loans.  Affiliates
                          of the General Partners
                          from time to time incur
                          certain operating
                          expenses on behalf of
                          the Partnership for
                          which the Partnership
                          reimburses the
                          affiliates without
                          interest.

Annual, subordinated      One-half of one percent        $ - 0 -
property management fee   per year of Partnership
to affiliates             assets under management
                          (valued at cost),
                          subordinated to certain
                          minimum returns to the
                          Limited Partners.  The
                          property management fee
                          will not exceed the
                          lesser of one percent of
                          gross operating revenues
                          or competitive fees for
                          comparable services.
                          Due to the fact that
                          these fees are
                          noncumulative, if the
                          Limited Partners do not
                          receive their 10%
                          Preferred Return in any
                          particular year, no
                          management fees will be
                          due or payable for such
                          year.



        Type of                                            Amount Incurred
      Compensation                Method of                  For the Year
     and Recipient               Computation           Ended December 31, 1996
     -------------               -----------           -----------------------

Deferred, subordinated    A deferred, subordinated       $ - 0 -
real estate disposition   real estate disposition
fee payable to            fee, payable upon sale
affiliates                of one or more
                          Properties, in an amount
                          equal to the lesser of
                          (i) one-half of a
                          competitive real estate
                          commission, or (ii)
                          three percent of the
                          sales price of such
                          Property or Properties.
                          Payment of such fee
                          shall be made only if
                          affiliates of the
                          General Partners provide
                          a substantial amount of
                          services in connection
                          with the sale of a
                          Property or Properties
                          and shall be
                          subordinated to certain
                          minimum returns to the
                          Limited Partners.
                          However, if the net
                          sales proceeds are
                          reinvested in a
                          replacement property, no
                          such real estate
                          disposition fee will be
                          incurred until such
                          replacement property is
                          sold and the net sales
                          proceeds are
                          distributed.

General Partners'         A deferred, subordinated       $ - 0 -
deferred, subordinated    share equal to one
share of Partnership      percent of Partnership
net cash flow             distributions of net
                          cash flow, subordinated
                          to certain minimum
                          returns to the Limited
                          Partners.

General Partners'         A deferred, subordinated       $ - 0 -
deferred, subordinated    share equal to five
share of Partnership      percent of Partnership
net sales proceeds from   distributions of such
a sale or sales           net sales proceeds,
                          subordinated to certain
                          minimum returns to the
                          Limited Partners.




                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report.

      1.  Financial Statements

            Report of Independent Accountants

            Balance Sheets at December 31, 1996 and 1995

            Statements of Income for the years ended December 31, 1996, 1995 and 1994

            Statements of Partners' Capital for the years ended December 31, 1996, 1995 and 1994

            Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

            Notes to Financial Statements

      2.  Financial Statement Schedules

            Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1996, 1995 and 1994

            Schedule III - Real Estate and Accumulated Depreciation at
                             December 31, 1996

            Notes to Schedule III - Real Estate and Accumulated Depreciation
                                      at December 31, 1996

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

     10.3 Assignment of Property Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as Exhibit
            10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

     10.4 Promissory Note, dated January 16, 1996, among the Registrant and CNL Realty Corporation relating to a $86,200 loan. (Included as Exhibit 10.4 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 1996 through December 31, 1996.



                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1997.

                                    CNL INCOME FUND III, LTD.

                                    By:   CNL REALTY CORPORATION
                                          General Partner

                                          /s/ Robert A. Bourne
                                          --------------------------------
                                          ROBERT A. BOURNE, President


                                    By:   ROBERT A. BOURNE
                                          General Partner

                                          /s/ Robert A. Bourne
                                          --------------------------------
                                          ROBERT A. BOURNE

                                    By:   JAMES M. SENEFF, JR.
                                          General Partner

                                          /s/ James M. Seneff, Jr.
                                          --------------------------------
                                          JAMES M. SENEFF, JR.








      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                    Title                      Date
        ---------                    -----                      ----


/s/ Robert A. Bourne       President, Treasurer and        March 26, 1997
------------------------   Director (Principal
Robert A. Bourne           Financial  and
                           Accounting  Officer)

/s/ James M. Seneff, Jr.   Chief Executive Officer         March 26, 1997
------------------------   and Director (Principal
James M. Seneff, Jr.       Executive  Officer)










                                          CNL INCOME FUND III, LTD.
                                       (A Florida Limited Partnership)

                               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                Years Ended December 31, 1996, 1995 and 1994


                                      Additions               Deductions
                                -----------------------  ----------------------
                                                                      Collected
                                                                      or Deter-
                    Balance at  Charged to   Charged to    Deemed     mined to   Balance
                     Beginning   Costs and     Other      Uncollec-    be Col-   at End
Year  Description     of Year    Expenses     Accounts      tible     lectible   of Year
----  -----------   ----------  ----------  -----------  -----------  --------- --------

1994  Allowance for
        doubtful
        accounts (a) $227,592     $ 4,101   $136,069(b)  $ 41,599(c) $ 15,656   $310,507
                     ========     =======   ========     ========    ========   ========


1995  Allowance for
        doubtful
        accounts (a) $310,507     $10,681   $138,933(b)  $ 53,946(c) $ 18,068   $388,107
                     ========     =======   ========     ========    ========   ========


1996  Allowance for
        doubtful
        accounts (a) $388,107     $   924   $ 62,167(b)  $273,165(c) $107,891   $ 70,142
                     ========     =======   ========     ========    ========   ========


      (a)  Deducted from receivables and accrued rental income on the balance sheet.

      (b)  Reduction of rental and other income.

      (c)  Amounts written off as uncollectible.

                                          CNL INCOME FUND III, LTD.
                                       (A Florida Limited Partnership)

                           SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                              December 31, 1996

                                                                         Costs Capitalized
                                                                             Subsequent
                                                   Initial Cost            To Acquisition
                                              ----------------------   -------------------
                                                           Buildings
                                      Encum-                  and       Improve-  Carrying
                                     brances     Land    Improvements    ments     Costs
                                     -------  ---------- ------------  ---------- --------
Properties the Partnership has
  Invested in Under Operating
  Leases:

    Burger King Restaurants:
      Kansas City, Missouri               -   $  236,055  $  573,739   $       -  $     -
      Roswell, Georgia                    -      437,528          -       379,809       -

    Denny's Restaurants:
      Hagerstown, Maryland                -      332,665          -            -        -
      Hazard, Kentucky                    -      196,801          -       489,749       -
      Daytona Beach, Florida              -      153,159     369,125      446,200       -

    Golden Corral Family
      Steakhouse Restaurants:
        Altus, Oklahoma                   -      149,756     449,269           -        -
        Hastings, Nebraska                -      110,800     332,400       23,636       -
        Wichita, Kansas (f)               -      147,349     442,045           -        -
        Stockbridge, Georgia              -      384,644     685,511           -        -
        Washington, Illinois              -      221,680     517,833           -        -
        Schererville, Indiana (f)         -      211,690     531,801           -        -

    KFC Restaurants:
      Calallen, Texas                     -      219,432          -       332,043       -
      Katy, Texas                         -      266,768          -       279,486       -
      Burnsville, Minnesota               -      196,159          -       437,895       -
      Page, Arizona                       -      328,729          -       270,755       -

    Mountain Jack's Restaurant:
      Canton Township, Michigan (g)       -      296,945          -            -        -

    Perkins Restaurants:
      Flagstaff, Arizona                  -      372,546          -       669,471       -
      Bradenton, Florida                  -      438,302     720,093           -        -

    Pizza Hut Restaurants:
      Jacksboro, Texas                    -       54,274     147,337           -        -
      Seminole, Texas                     -      183,284     134,531           -        -
      Winter Springs, Florida             -      268,128     270,372           -        -
      Austin, Texas                       -      301,778     372,137           -        -
      Kissimmee, Florida                  -      141,282     371,166           -        -

    Po Folks Restaurant:
     Hagerstown, Maryland (h)             -      579,990          -       638,320       -

    Popeyes Famous Fried
      Chicken Restaurant:
        Plant City, Florida               -      275,129          -       360,342       -








                                                                                Life
     Gross Amount at Which Carried                                           on Which
         at Close of Period (c)                                             Depreciation
  -------------------------------------                                      in Latest
               Buildings                                 Date                  Income
                  and                    Accumulated    of Con-     Date    Statement is
     Land     Improvements     Total     Depreciation  struction  Acquired    Computed
  ----------  ------------  -----------  ------------  ---------  --------  ------------





  $  236,055   $   573,739  $   809,794    $  173,716    1984      12/87        (b)
     437,528       379,809      817,337       106,030    1988      06/88        (b)


     332,665         (e)        332,665            -     1988      12/87        (d)
     196,801       489,749      686,550       123,117    1988      02/88        (b)
     153,159       815,325      968,484       229,876    1988      06/88        (b)



     149,756       449,269      599,025       138,525    1987      10/87        (b)
     110,800       356,036      466,836       109,187    1987      10/87        (b)
     147,349       442,045      589,394       135,069    1987      11/87        (b)
     384,644       685,511    1,070,155       207,558    1987      11/87        (b)
     221,680       517,833      739,513       158,227    1987      12/87        (b)
     211,690       531,801      743,491       162,495    1987      12/87        (b)


     219,432       332,043      551,475        94,079    1988      12/87        (b)
     266,768       279,486      546,254        81,128    1988      02/88        (b)
     196,159       437,895      634,054       121,637    1988      02/88        (b)
     328,729       270,755      599,484        77,842    1988      02/88        (b)


     296,945         (e)        296,945            -     1988      02/88        (d)


     372,546       669,471    1,042,017       184,104    1988      06/88        (b)
     438,302       720,093    1,158,395       205,026    1985      06/88        (b)


      54,274       147,337      201,611        44,611    1983      12/87        (b)
     183,284       134,531      317,815        40,733    1977      12/87        (b)
     268,128       270,372      538,500        81,487    1987      01/88        (b)
     301,778       372,137      673,915       110,091    1987      02/88        (b)
     141,282       371,166      512,448       109,803    1987      02/88        (b)


     579,990       638,320    1,218,310       177,571    1988      12/87        (b)



     275,129       360,342      635,471       104,599    1988      11/87        (b)


                                          CNL INCOME FUND III, LTD.
                                       (A Florida Limited Partnership)

                     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                              December 31, 1996


                                                                        Costs Capitalized
                                                                            Subsequent
                                                   Initial Cost           To Acquisition
                                              -----------------------  -------------------
                                                           Buildings
                                      Encum-                  and       Improve-  Carrying
                                     brances     Land    Improvements    ments     Costs
                                     -------  ---------- ------------  ---------- --------
    Taco Bell Restaurants:
      Fernandina Beach, Florida           -      190,348          -       395,955       -
      Bishop, California                  -      363,965          -       272,151       -
      Longwood, Florida                   -      346,831          -       394,086       -

    Wendy's Old Fashioned
      Hamburger Restaurants:
        Punta Gorda, Florida              -      279,061     471,431           -        -
        Chicago, Illinois                 -       90,487     542,731           -        -
        Mason City, Iowa                  -       59,714     121,384       24,217       -
                                              ----------  ----------   ---------- --------

                                              $7,835,279  $7,052,905   $5,414,115 $     -
                                              ==========  ==========   ========== ========

Property of Joint Venture
  in Which the Partnership
  has a 73.4% Interest and has
  Invested in Under an Operating
  Lease:

    Po Folks Restaurant:
      Titusville, Florida                 -   $  271,350  $       -    $  750,985 $     -
                                              ==========  ==========   ========== ========

Properties the Partnership has
  Invested in Under Direct
  Financing Leases:

    Denny's Restaurant:
      Hagerstown, Maryland                -   $       -   $       -    $  549,754 $     -

    Mountain Jack's Restaurant:
      Canton Township, Michigan           -           -           -       668,909       -
                                              ----------  ----------   ---------- --------

                                              $       -   $       -    $1,218,663 $     -
                                              ==========  ==========   ========== ========








                                                                                Life
      Gross Amount at Which Carried                                           on Which
         at Close of Period (c)                                             Depreciation
  -------------------------------------                                      in Latest
               Buildings                                 Date                  Income
                  and                    Accumulated    of Con-     Date    Statement is
     Land     Improvements     Total     Depreciation  struction  Acquired    Computed
  ----------  ------------  -----------  ------------  ---------  --------  ------------

     190,348       395,955      586,303       114,937    1988      12/87        (b)
     363,965       272,151      636,116        74,464    1988      05/88        (b)
     346,831       394,086      740,917       106,739    1988      06/88        (b)



     279,061       471,431      750,492       140,120    1987      02/88        (b)
      90,487       542,731      633,218       155,281    1984      02/88        (b)
      59,714       145,601      205,315        42,871    1988      03/88        (b)
  ----------   -----------  -----------    ----------

  $7,835,279   $12,467,020  $20,302,299    $3,610,923
  ==========   ===========  ===========    ==========








  $  271,350   $   750,985  $ 1,022,335    $  200,263    1988      12/88        (b)
  ==========   ===========  ===========    ==========








      (e)           (e)          (e)           (d)       1988      12/87        (d)


      (e)           (e)          (e)           (d)       1988      02/88        (d)


                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

       NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1996



(a) Transactions in real estate and accumulated depreciation during 1996, 1995 and 1994, are summarized as follows:

                                                           Accumulated
                                                Cost (h)   Depreciation
                                              -----------  ------------

             Properties the Partnership
               has Invested in Under
               Operating Leases:

                 Balance, December 31, 1993   $20,852,053   $ 2,466,892
                 Depreciation expense                  -        433,892
                                              -----------   -----------

                 Balance, December 31, 1994    20,852,053     2,900,784
                 Depreciation expense                  -        433,892
                                              -----------   -----------

                 Balance, December 31, 1995    20,852,053     3,334,676
                 Reclassified to direct
                   financing lease               (549,754)           -
                 Depreciation                          -        276,247
                                              -----------   -----------

                 Balance, December 31, 1996   $20,302,299   $ 3,610,923
                                              ===========   ===========


             Property of Joint Venture
               in Which the Partnership
               has a 73.4% Interest:

                 Balance, December 31, 1993   $ 1,022,335   $   125,164
                 Depreciation expense                  -         25,033
                                              -----------   -----------

                 Balance, December 31, 1994     1,022,335       150,197
                 Depreciation expense                  -         25,033
                                              -----------   -----------

                 Balance, December 31, 1995     1,022,335       175,230
                 Depreciation expense                  -         25,033
                                              -----------   -----------

                 Balance, December 31, 1996   $ 1,022,335   $   200,263
                                              ===========   ===========


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1996, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint venture for federal income tax purposes was $21,490,285 and $1,022,335, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(d) For financial reporting purposes, the portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in net investment in direct financing lease; therefore, depreciation is not applicable.


                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                           DEPRECIATION - CONTINUED

                               December 31, 1996




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

(h) For financial reporting purposes, the undepreciated cost of the Po Folks Property in Hagerstown, Maryland, was written down to net realizable value due to an anticipated impairment in value. The Partnership recognized the impairment by recording an allowance for loss on land and building in the amount of $207,844 at December 31, 1995. The impairment at December 31, 1995, was based on an anticipated sales price previously agreed upon by the general partners relating to this Property. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1996, excluding the allowance for loss on land and building.


                                  EXHIBITS

                               EXHIBIT INDEX


Exhibit Number                                                        Page

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

   10.3 Assignment of Property Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as Exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

   10.4     Promissory Note, dated January 16, 1996, among the
            Registrant and CNL Realty Corporation relating to a $86,200 loan. (Included as Exhibit 10.4 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)


                                       i