Form 10-Q
period 1997-03-31
CNL INCOME FUND III LTD
filed 1997-05-15
CIK 817845

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1997

                                      OR

( )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


                            Commission file number
                                    0-16850


                           CNL Income Fund III, Ltd.
            (Exact name of registrant as specified in its charter)


          Florida                             59-2809460
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organiza-             Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                32801
(Address of principal                        (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                      (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No









                                   CONTENTS




Part I                                                            Page

  Item 1.  Financial Statements:

    Condensed Balance Sheets                                      1

    Condensed Statements of Income                                2

    Condensed Statements of Partners' Capital                     3

    Condensed Statements of Cash Flows                            4

    Notes to Condensed Financial Statements                       5-7

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                8-12


Part II

  Other Information                                               13








                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS


                                                  March 31,      December 31,
            ASSETS                                  1997             1996
                                                 -----------     ------------

Land and buildings on operating
  leases, less accumulated
  depreciation and allowance for
  loss on land and building                      $14,927,083    $16,483,532
Investment in direct financing
  leases                                             936,069        938,918
Investment in joint venture                          641,335        643,912
Cash and cash equivalents                            407,210         57,751
Restricted cash                                    1,305,907             -
Receivables, less allowance for
  doubtful accounts of $71,012
  and $70,142                                        284,848        321,831
Prepaid expenses                                       4,781          6,898
Lease costs, less accumulated
  amortization of $2,312 and
  $2,162                                               9,688          9,838
Accrued rental income                                127,292        114,738
Other assets                                          29,355         31,489
                                                 -----------    -----------

                                                 $18,673,568    $18,608,907
                                                 ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                 $    11,525    $    14,183
Accrued and escrowed real estate
  taxes payable                                       14,515         72,827
Distributions payable                                594,000        594,000
Due to related parties                                43,868        102,859
Rents paid in advance and deposits                    99,327         88,325
                                                 -----------    -----------
    Total liabilities                                763,235        872,194

Commitments and Contingencies
  (Note 4)

Minority interest                                    140,591        141,412

Partners' capital                                 17,769,742     17,595,301
                                                 -----------    -----------

                                                 $18,673,568    $18,608,907
                                                 ===========    ===========


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)
                        CONDENSED STATEMENTS OF INCOME


                                                             Quarter Ended
                                                               March 31,
                                                           1997        1996
                                                         --------    --------

Revenues:
  Rental income from operating leases                    $498,727    $529,484
  Earned income from direct financing
    lease                                                  34,318      17,936
  Contingent rental income                                 51,791      30,825
  Interest and other income                                11,155       9,937
                                                         --------    --------
                                                          595,991     588,182
                                                         --------    --------

Expenses:
  General operating and administrative                     36,115      40,390
  Professional services                                     8,054      10,836
  Real estate taxes                                         3,028      12,268
  State and other taxes                                     9,280      11,883
  Depreciation and amortization                            97,706     107,840
                                                         --------    --------
                                                          154,183     183,217
                                                         --------    --------

Income Before Minority Interest in Income
  of Consolidated Joint Venture, Equity in
  Earnings (Loss) of Unconsolidated Joint
  Venture, Gain on Sale of Land and
  Buildings and Provision for Loss on
  Land and Building                                       441,808     404,965

Minority Interest in Income of Consolidated
  Joint Venture                                            (4,229)     (4,200)

Equity in Earnings (Loss) of Unconsolidated
  Joint Venture                                            (1,514)      2,725

Gain on Sale of Land and Buildings                        365,195          -

Provision for Loss on Land and Building                   (32,819)         -
                                                         --------    --------

Net Income                                               $768,441    $403,490
                                                         ========    ========

Allocation of Net Income:
  General partners                                       $  5,990    $  4,035
  Limited partners                                        762,451     399,455
                                                         --------    --------

                                                         $768,441    $403,490
                                                         ========    ========


Net Income Per Limited Partner Unit                      $  15.25    $   7.99
                                                         ========    ========

Weighted Average Number of Limited Partner
  Units Outstanding                                        50,000      50,000
                                                         ========    ========


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                               Quarter Ended      Year Ended
                                                 March 30,       December 31,
                                                   1997              1996
                                               -------------     ------------

General partners:
  Beginning balance                             $   321,305      $   303,158
  Net income                                          5,990           18,147
                                                -----------      -----------
                                                    327,295          321,305
                                                -----------      -----------

Limited partners:
  Beginning balance                              17,273,996       17,853,486
  Net income                                        762,451        1,796,510
  Distributions ($11.88 and
    $47.52 per limited partner
    unit, respectively)                            (594,000)      (2,376,000)
                                                -----------      -----------
                                                 17,442,447       17,273,996
                                                -----------      -----------

Total partners' capital                         $17,769,742      $17,595,301
                                                ===========      ===========


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                        Quarter Ended
                                                          March 31,
                                                      1997          1996
                                                  -----------    -----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                  $   467,241    $   544,559
                                                  -----------    -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of land and
          buildings                                 1,786,939             -
        Increase in restricted cash                (1,305,671)            -
                                                  -----------    -----------
            Net cash provided by
              investing activities                    481,268             -
                                                  -----------    -----------

    Cash Flows from Financing
      Activities:
        Proceeds from loans from
          corporate general partner                        -          86,200
        Repayment of loans from
          corporate general partner                        -         (86,200)
        Distributions to limited
          partners                                   (594,000)      (594,000)
        Distributions to holders of
          minority interest                            (5,050)        (5,050)
                                                  -----------    -----------
            Net cash used in
              financing activities                   (599,050)      (599,050)
                                                  -----------    -----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                    349,459        (54,491)

Cash and Cash Equivalents at Beginning
  of Quarter                                           57,751        312,814
                                                  -----------    -----------

Cash and Cash Equivalents at End of
  Quarter                                         $   407,210    $   258,323
                                                  ===========    ===========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and unpaid
      at end of quarter                           $   594,000    $   594,000
                                                  ===========    ===========


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    Quarters Ended March 31, 1997 and 1996


1.    Basis of Presentation:

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

      These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund III, Ltd. (the "Partnership") for the year ended December 31, 1996.

      The Partnership accounts for its 69.07% interest in Tuscawilla Joint Venture using the consolidation method. Minority interest represents the minority joint venture partners' proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

2.    Land and Buildings on Operating Leases:

      Land and buildings on operating leases consisted of the following at:

                                              March 31,     December 31,
                                                1997           1996
                                             -----------    ------------

            Land                             $ 7,306,491    $ 7,835,279
            Buildings                         11,204,197     12,467,020
                                             -----------    -----------
                                              18,510,688     20,302,299
            Less accumulated
              depreciation                    (3,342,942)    (3,610,923)
                                             -----------    -----------
                                              15,167,746     16,691,376
            Less allowance for loss
              on land and building              (240,663)      (207,844)
                                             -----------    -----------

                                             $14,927,083    $16,483,532
                                             ===========    ===========


                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)
              NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                    Quarters Ended March 31, 1997 and 1996


2.    Land and Buildings on Operating Leases - Continued:

      As of December 31, 1996, the Partnership continued to record an allowance for loss on land and building in the amount of $207,844 for financial reporting purposes for the Po Folks property in Hagerstown, Maryland. In addition, at March 31, 1997, the Partnership increased the allowance for loss on land and building by $32,819 for such property. The allowance represents the difference between the (i) property's carrying value at March 31, 1997, and (ii) the general partners' estimate of the net realizable value of the property based on the anticipated sales price agreed upon by the general partners relating to this property.

      In January 1997, the Partnership sold its property in Chicago, Illinois, to an unrelated third party, for $505,000 and received net sales proceeds of $481,268, resulting in a gain of $3,827 for financial reporting purposes.

      In addition, in March 1997, the Partnership sold its property in Bradenton, Florida, to the tenant, for $1,332,154 and received net sales proceeds (net of $4,330 which represents real estate tax amounts due from the tenant) of $1,305,671, resulting in a gain of $361,368 for financial reporting purposes. This property was originally acquired by the Partnership in June 1988 and had a cost of approximately $1,080,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $225,200 in excess of its original purchase price. The net sales proceeds are expected to be reinvested in an additional property.

3.    Restricted Cash:

      As of March 31, 1997, net sales proceeds of $1,305,671 from the sale of the property in Bradenton, Florida, plus accrued interest of $236, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property on behalf of the Partnership.

4.    Commitments and Contingencies:

      In April 1996, the Partnership received $51,400 as partial settlement in a right of way taking relating to a parcel of land of the property in Plant City, Florida. The Partnership petitioned through mediation for additional proceeds and the general partners anticipate that the Partnership will receive $125,000 as a final settlement, during 1997. Due to the fact


                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)
              NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                    Quarters Ended March 31, 1997 and 1996


4.    Commitments and Contingencies - Continued:

      that final proceeds had not been received as of March 31, 1997, the sale had not been fully consummated; therefore, the proceeds of $51,400, received in April 1996, were recorded as a deposit as of March 31, 1997.

      In January 1997, the Partnership entered into a purchase and sale agreement with an unrelated third party to sell the Partnership's Po Folks property located in Hagerstown, Maryland. The closing is anticipated to occur during 1997.

5.    Subsequent Events:

      In April 1997, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $37,000 in connection with the operations of the Partnership. The note is uncollateralized, non-interest bearing and due on demand.

      In addition, in April 1997, the Partnership sold its property in Kissimmee, Florida, for $692,400 and received net sales proceeds of $683,545, resulting in a gain of approximately $284,265 for financial reporting purposes. The Partnership intends to reinvest the net sales proceeds in an additional property.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund III, Ltd. (the "Partnership") is a Florida limited partnership that was organized on June 1, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of selected national and regional fast-food restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1997, the Partnership owned 30 Properties, including interests in two Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources

      The Partnership's primary source of capital for the quarters ended March 31, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $467,241 and $544,559 for the quarters ended March 31, 1997 and 1996, respectively. The decrease in cash from operations for the quarter ended March 31, 1997, is primarily a result of changes in the Partnership's working capital.

      Other sources and uses of capital included the following during the quarter ended March 31, 1997.

      In January 1997, the Partnership sold its Property in Chicago, Illinois, to an unrelated third party, for $505,000 and received net sales proceeds of $481,268, resulting in a gain of $3,827 for financial reporting purposes. The Partnership distributed $452,000 of the net sales proceeds to the limited partners. The balance of the funds were used to pay delinquent prior year real estate taxes on this Property accrued by the Partnership as a result of the former tenant declaring bankruptcy.

      In addition, in March 1997, the Partnership sold its Property in Bradenton, Florida, to the tenant, for $1,332,154 and received net sales proceeds (net of $4,330 which represents real estate tax amounts due from tenant) of $1,305,671, resulting in a gain of $361,368 for financial reporting purposes. This Property was originally acquired by the Partnership in June 1988 and had a cost of approximately $1,080,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $225,200 in excess of its original purchase price. As of March 31, 1997, the net sales proceeds of $1,305,671 plus accrued interest of $236, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional Property. The general partners believe that the transaction, or a portion thereof,


Liquidity and Capital Resources - Continued

relating to the sale of the Property in Bradenton, Florida, and the reinvestment of the proceeds will be structured to qualify as a like-kind exchange transaction for federal income tax purposes.

      In April 1997, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $37,000 in connection with the operations of the Partnership. The note is uncollateralized, non-interest bearing and due on demand.

      In addition, in April 1997, the Partnership sold its Property in Kissimmee, Florida, for $692,400 and received net sales proceeds of $683,545, resulting in a gain of approximately $284,265 for financial reporting purposes. The Partnership intends to reinvest the net sales proceeds in an additional Property.

      Currently, rental income from the Partnership's Properties is invested in money market accounts and other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1997, the Partnership had $407,210 invested in such short-term investments, as compared to $57,751 at December 31, 1996. The increase in cash and cash equivalents for the quarter ended March 31, 1997, is primarily attributable to the receipt of net sales proceeds relating to the sale of the Property in Chicago, Illinois, as described above. The funds remaining at March 31, 1997, will be used towards the payment of distributions and other liabilities.

      Total liabilities of the Partnership, including distributions payable, decreased to $763,235 at March 31, 1997, from $872,194 at December 31, 1996, partially as a result of a decrease in amounts due to related parties during the quarter ended March 31, 1997. In addition, total liabilities decreased during the quarter ended March 31, 1997, due to the fact that the Partnership paid amounts previously accrued for real estate taxes relating to the Denny's and Po Folks Properties in Hagerstown, Maryland, and the Wendy's Property in Chicago, Illinois. Liabilities at March 31, 1997, to the extent they exceed cash and cash equivalents at March 31, 1997, will be paid from future cash from operations, from the loan received from the corporate general partner in April 1997, as described above, and, in the event the general partners elect to make additional capital contributions or loans to the Partnership, from future general partner capital contributions or loans.

      In April 1996, the Partnership received $51,400 as partial settlement in a right of way taking relating to a parcel of land of the Property in Plant City, Florida. The Partnership petitioned through mediation for additional proceeds and the general partners anticipate that the Partnership will receive $125,000 as a final settlement, during 1997. Due to the fact that final proceeds had not been received as of March 31, 1997, the sale had not been fully consummated; therefore, the proceeds of $51,400, received in April 1996, were recorded as a deposit as of March 31, 1997.



Liquidity and Capital Resources - Continued

      In January 1997, the Partnership entered into a purchase and sale agreement with an unrelated third party to sell the Partnership's Po Folks Property located in Hagerstown, Maryland. The closing is anticipated to occur during 1997.

      Based on current and anticipated future cash from operations, the loan received from the corporate general partner in April 1997 described above, and, for the quarter ended March 31, 1997, proceeds received from the sale of the Property in Chicago, Illinois, the Partnership declared distributions to limited partners of $594,000 for each of the quarters ended March 31, 1997 and 1996. This represents distributions for each applicable quarter of $11.88 per unit. No distributions were made to the general partners for the quarters ended March 31, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the quarters ended March 31, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

      During the quarters ended March 31, 1997 and 1996, the Partnership and its consolidated joint venture, Tuscawilla Joint Venture, owned and leased 31 wholly owned Properties (including two Properties in Chicago, Illinois, and Bradenton, Florida, which were sold in January and March 1997, respectively) to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1997 and 1996, the Partnership and Tuscawilla Joint Venture earned $533,045 and $547,420, respectively, in rental income from operating leases and earned income from the direct financing lease for these Properties. The decrease in rental and earned income is primarily attributable to a decrease of approximately $13,600, as a result of the sales of the Properties in Chicago, Illinois, and Bradenton, Florida, in January and March 1997, respectively.


Results of Operations - Continued

      Rental and earned income during the quarters ended March 31, 1997 and 1996, continued to remain at reduced amounts due to the fact that the Partnership is not receiving any rental income relating to the Po Folks Property in Hagerstown, Michigan. During January 1997, the Partnership entered into a purchase and sale agreement with an unrelated third party to sell this Property, as discussed above in "Liquidity and Capital Resources."

      During the quarters ended March 31, 1997 and 1996, the Partnership also earned $51,791 and $30,825, respectively, in contingent rental income. The increase in contingent rental income during the quarter ended March 31, 1997, is primarily attributable to increases in gross sales relating to certain restaurant Properties required to pay contingent rent.

      Operating expenses, including depreciation and amortization expense, were $154,183 and $183,217 for the quarters ended March 31, 1997 and 1996, respectively. The decrease in operating expenses during the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, is partially attributable to a decrease in depreciation expense of approximately $10,000 due to the sales of the Properties in Chicago, Illinois, and Bradenton, Florida, as discussed above in "Liquidity and Capital Resources."

      Operating expenses also decreased during the quarter ended March 31, 1997, due to the fact that during the quarter ended March 31, 1996, the Partnership recorded approximately $5,100 for real estate taxes relating to the Partnership's Property in Chicago, Illinois, due to continued financial difficulties of the tenant. The Partnership sold this Property in January 1997, as discussed above in "Liquidity and Capital Resources." Operating expenses also decreased due to the fact that during the quarter ended March 31, 1996, the Partnership recorded approximately $2,700 in real estate tax expense for the Denny's Property in Hagerstown, Maryland, due to continued financial difficulties of the former tenant. The current tenant is responsible for real estate taxes; therefore, no such expense was recorded during the quarter ended March 31, 1997.

      As a result of the former tenant of the Po Folks Property in Hagerstown, Maryland, defaulting under the terms of its lease in February 1995, the Partnership incurred real estate tax expense and insurance expense during the quarter ended March 31, 1997, relating to this Property. The Partnership expects to continue to incur these expenses until the Property is sold pursuant to the purchase and sale agreement described above in "Liquidity and Capital Resources."

      As a result of the sales of the Properties in Chicago, Illinois, and Bradenton, Florida, as discussed above in "Liquidity and Capital Resources," the Partnership recognized a gain of $365,195 for financial reporting purposes during the quarter ended March 31, 1997. No Properties were sold during the quarter ended March 31, 1996.



Results of Operations - Continued

      In addition, during the quarter ended March 31, 1997, the Partnership recorded an allowance for loss on land and building of $32,819, for financial reporting purposes, relating to the Po Folks Property in Hagerstown, Maryland. The loss represents the difference between the Property's carrying value and the estimated net realizable value, based on the anticipated sales price of this Property from an unrelated third party.



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

Item 4.     Submission of Matters to a Vote of Security Holders.

            Inapplicable.

Item 5.     Other Information.  Inapplicable.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.


                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 14th day of May, 1997.


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