Form 10-Q
period 1997-06-30
CNL INCOME FUND III LTD
filed 1997-08-12
CIK 817845

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934

               For the quarterly period ended       June 30, 1997

                                       OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

For the transition period from                  to


                             Commission file number
                                    0-16850


                           CNL Income Fund III, Ltd.
             (Exact name of registrant as specified in its charter)


           Florida                                     59-2809460
    (State or other juris-                          (I.R.S. Employer
   diction of incorporation                        Identification No.)
      or organization)


400 E. South Street, #500
Orlando, Florida                                         32801
(Address of principal                                  (Zip Code)
 executive offices)


Registrant's telephone number
   (including area code)                                (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X      No

                                    CONTENTS




Part I                                                        Page

  Item 1.  Financial Statements:

    Condensed Balance Sheets                                   1

    Condensed Statements of Income                             2

    Condensed Statements of Partners' Capital                  3

    Condensed Statements of Cash Flows                        4-5

    Notes to Condensed Financial Statements                   6-9

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                            10-15


Part II

  Other Information                                            16

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                        June 30,              December 31,
            ASSETS                        1997                    1996
                                       -----------            ------------

Land and buildings on operating
  leases, less accumulated
  depreciation and allowance for
  loss on land and building            $14,974,705            $16,483,532
Investment in direct financing
  leases                                   933,112                938,918
Investment in joint venture                635,573                643,912
Mortgage note receivable                   686,689                     -
Cash and cash equivalents                  707,836                 57,751
Restricted cash                            677,484                     -
Receivables, less allowance for
  doubtful accounts of $10,345
  and $70,142                              245,247                321,831
Prepaid expenses                             8,915                  6,898
Lease costs, less accumulated
  amortization of $2,462 and
  $2,162                                     9,538                  9,838
Accrued rental income                      139,163                114,738
Other assets                                29,355                 31,489
                                       -----------            -----------

                                       $19,047,617            $18,608,907
                                       ===========            ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                       $    12,351            $    14,183
Accrued and escrowed real estate
  taxes payable                             25,013                 72,827
Distributions payable                      594,000                594,000
Due to related parties                      71,259                102,859
Rents paid in advance and deposits          23,834                 88,325
                                       -----------            -----------
    Total liabilities                      726,457                872,194

Minority interest                          140,011                141,412

Partners' capital                       18,181,149             17,595,301
                                       -----------            -----------

                                       $19,047,617            $18,608,907
                                       ===========            ===========


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME



                                                           Quarter Ended                   Six Months Ended
                                                              June 30,                        June 30,
                                                         1997          1996             1997             1996
                                                       --------      --------        ----------       ----------
Revenues:
  Rental income from operating
    leases                                             $454,599      $523,323        $  953,326       $1,052,807
  Earned income from direct
    financing lease                                      34,212        17,886            68,530           35,822
  Contingent rental income                               24,725        25,371            76,516           56,196
  Interest and other income                              33,754         6,769            44,909           16,706
                                                       --------      --------        ----------       ----------
                                                        547,290       573,349         1,143,281        1,161,531
                                                       --------      --------        ----------       ----------
Expenses:
  General operating and
    administrative                                       37,223        37,190            73,338           77,580
  Professional services                                   7,346        12,943            15,400           23,779
  Real estate taxes                                       4,532        12,670             7,560           24,938
  State and other taxes                                     644            90             9,924           11,973
  Depreciation and amortization                          90,155       107,840           187,861          215,680
                                                       --------      --------        ----------       ----------
                                                        139,900       170,733           294,083          353,950
                                                       --------      --------        ----------       ----------

Income Before Minority Interest
  in Income of Consolidated
  Joint Venture, Equity in
  Earnings (Loss) of Unconsoli-
  dated Joint Venture, Gain on
  Sale of Land and Buildings
  and Provision for Loss on
  Land and Building                                     407,390       402,616           849,198          807,581

Minority Interest in Income of
  Consolidated Joint Venture                             (4,352)       (4,378)           (8,581)          (8,578)

Equity in Earnings (Loss) of
  Unconsolidated Joint Venture                           (1,488)        2,317            (3,002)           5,042

Gain on Sale of Land and
  Buildings                                             603,857            -            969,052               -

Provision for Loss on Land and
  Building                                                   -             -            (32,819)              -
                                                     ----------      --------        ----------       ---------

Net Income                                           $1,005,407      $400,555        $1,773,848       $  804,045
                                                     ==========      ========        ==========       ==========

Allocation of Net Income:
  General partners                                   $    6,253      $  4,005        $   12,243       $    8,040
  Limited partners                                      999,154       396,550         1,761,605          796,005
                                                     ----------      --------        ----------       ----------

                                                     $1,005,407      $400,555        $1,773,848       $  804,045
                                                     ==========      ========        ==========       ==========

Net Income Per Limited
  Partner Unit                                       $    19.98      $   7.93        $    35.23       $    15.92
                                                     ==========      ========        ==========       ==========

Weighted Average Number of
  Limited Partner Units
  Outstanding                                            50,000        50,000            50,000           50,000
                                                       ========      ========        ==========       ==========



          See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                  Six Months Ended             Year Ended
                                      June 30,                December 31,
                                        1997                      1996
                                  ----------------            ------------

General partners:
  Beginning balance                $   321,305                $   303,158
  Net income                            12,243                     18,147
                                   -----------                -----------
                                       333,548                    321,305
                                   -----------                -----------

Limited partners:
  Beginning balance                 17,273,996                 17,853,486
  Net income                         1,761,605                  1,796,510
  Distributions ($23.76 and
    $47.52 per limited partner
    unit, respectively)             (1,188,000)                (2,376,000)
                                   -----------                -----------
                                    17,847,601                 17,273,996
                                   -----------                -----------

Total partners' capital            $18,181,149                $17,595,301
                                   ===========                ===========


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                  Six Months Ended
                                                      June 30,
                                                 1997           1996
                                             -----------     -----------
Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                            $   976,409      $ 1,101,363
                                            -----------      -----------

    Cash Flows from Investing
      Activities:
        Addition to land and building
          on operating lease                  (1,272,960)             -
        Proceeds from sale of land and
          buildings                            2,811,159              -
        Increase in restricted cash             (666,541)             -
        Deposit received on sale of
          land parcel                                 -           51,400
                                             -----------     -----------
            Net cash provided by
              investing activities               871,658          51,400
                                             -----------     -----------

    Cash Flows from Financing
      Activities:
        Proceeds from loans from
          corporate general partner               37,000         210,400
        Repayment of loans from
          corporate general partner              (37,000)       (210,400)
        Distributions to limited
          partners                            (1,188,000)     (1,188,000)
        Distributions to holders of
          minority interest                       (9,982)         (9,984)
                                             -----------     -----------
            Net cash used in
              financing activities            (1,197,982)     (1,197,984)
                                             -----------     -----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                               650,085         (45,221)

Cash and Cash Equivalents at Beginning
  of Period                                       57,751         312,814
                                             -----------     -----------

Cash and Cash Equivalents at End of
  Period                                     $   707,836     $   267,593
                                             ===========     ===========


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                 CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED


                                                    Six Months Ended
                                                        June 30,
                                                 1997              1996
                                              ----------        -----------
Supplemental Schedule of Non-Cash Investing and Financing Activities:

    Mortgage note accepted in exchange
      for sale of land and building          $   685,000             -
                                             ===========        ===========

    Distributions declared and unpaid
      at end of period                       $   594,000        $   594,000
                                             ===========        ===========


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1997 and 1996


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at:

                                               June 30,       December 31,
                                                1997             1996
                                             -----------      ------------

                  Land                       $ 7,385,673      $ 7,835,279
                  Buildings                   11,037,510       12,467,020
                                             -----------      -----------
                                              18,423,183       20,302,299
                  Less accumulated
                    depreciation              (3,207,815)      (3,610,923)
                                             -----------      -----------
                                              15,215,368       16,691,376
                  Less allowance for loss
                    on land and building        (240,663)        (207,844)
                                             -----------      -----------

                                             $14,974,705      $16,483,532
                                             ===========      ===========

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1997 and 1996


2.       Land and Buildings on Operating Leases - Continued:

         As of December 31, 1996, the Partnership continued to record an allowance for loss on land and building in the amount of $207,844 for financial reporting purposes for the Po Folks property in Hagerstown, Maryland. In addition, as of June 30, 1997, the Partnership had increased the allowance for loss on land and building by an additional $32,819 for such property. The allowance represents the difference between the (i) property's carrying value and (ii) the general partners' estimate of the net realizable value of the property based on the general partners' anticipated sales price relating to this property.

         In January 1997, the Partnership sold its property in Chicago, Illinois, to an unrelated third party, for $505,000 and received net sales proceeds of $481,268, resulting in a gain of $3,827 for financial reporting purposes.

         In March 1997, the Partnership sold its property in Bradenton, Florida, to the tenant, for $1,332,154 and received net sales proceeds (net of $4,330 which represents real estate tax amounts due from the tenant) of $1,305,671, resulting in a gain of $361,368 for financial reporting purposes. This property was originally acquired by the Partnership in June 1988 and had a cost of approximately $1,080,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $225,200 in excess of its original purchase price. In June 1997, the Partnership reinvested approximately $1,276,000 of the net sales proceeds received in a Darryl's property in Fayetteville, North Carolina.

         In April 1997, the Partnership sold its property in Kissimmee, Florida, for $692,400 and received net sales proceeds of $671,209, resulting in a gain of $271,929 for financial reporting purposes. This property was originally acquired by the Partnership in February 1988 and had a cost of approximately $474,800, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $196,400 in excess of its original purchase price (see
         Note 5).

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1997 and 1996


2.       Land and Buildings on Operating Leases - Continued:

         In addition, in April 1996, the Partnership received $51,400 as partial settlement in a right of way taking relating to a parcel of land of the property in Plant City, Florida. In April 1997, the Partnership received the remaining proceeds of $73,600 finalizing the sale of the land parcel. In connection therewith, the Partnership recognized a gain of $94,320 for financial reporting purposes.

         In addition, in June 1997, the Partnership sold its property in Roswell, Georgia, to an unrelated third party for $985,000 and received net sales proceeds of $942,981, resulting in a gain of $237,608 for financial reporting purposes. This property was originally acquired by the Partnership in June 1988 and had a cost of approximately $775,200, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $167,800 in excess of its original purchase price. In connection therewith, the Partnership received $257,981 in cash and accepted the remaining sales proceeds in the form of a promissory note (Note 4).


3.       Restricted Cash:

         As of June 30, 1997, net sales proceeds of $673,159 from the sale of the property in Kissimmee, Florida, plus accrued interest of $4,325, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property on behalf of the Partnership.

4.       Mortgage Note Receivable:

         In connection with the sale of the property in Roswell, Georgia, in June 1997, the Partnership accepted a promissory note in the principal sum of $685,000 collateralized by a mortgage on the property. The promissory note bears interest at a rate of nine percent per annum and is being collected in 36 monthly installments of $6,163, including interest, with a balloon payment of $642,798 due in July 2000.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1997 and 1996


4.       Mortgage Note Receivable - Continued:

         The mortgage note receivable consisted of the following at June 30:

                                              1997              1996
                                          ------------       ----------

                  Principal balance       $    685,000       $        -
                  Accrued interest
                    receivable                   1,689                -
                                          ------------       ----------

                                          $    686,689       $        -
                                          ============       ==========

         The general partners believe that the estimated fair value of the mortgage note receivable at June 30, 1997 approximates the outstanding principal amount based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

5.       Subsequent Event:

         In July 1997, the Partnership reinvested approximately $513,200 of the net sales proceeds from the sale in April 1997, of the property in Kissimmee, Florida, in an IHOP property in Englewood, Colorado, as tenants-in-common with an affiliate of the general partners. In connection therewith, the Partnership and its affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to each co-venturer's interest. The Partnership owns an approximate 33 percent interest in the property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund III, Ltd. (the "Partnership") is a Florida limited partnership that was organized on June 1, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of selected national and regional fast-food restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1997, the Partnership owned 29 Properties, including interests in two Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). In addition, another source of capital for the six months ended June 30, 1997, included proceeds from the sales of Properties, as discussed below. Cash from operations was $976,409 and $1,101,363 for the six months ended June 30, 1997 and 1996, respectively. The decrease in cash from operations for the six months ended June 30, 1997, is primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 1997.

         In January 1997, the Partnership sold its Property in Chicago, Illinois, to an unrelated third party, for $505,000 and received net sales proceeds of $481,268, resulting in a gain of $3,827 for financial reporting purposes. The Partnership used $452,000 of the net sales proceeds to pay liabilities of the Partnership, including quarterly distributions to the limited partners. The balance of the funds were used to pay delinquent prior year real estate taxes on this Property accrued by the Partnership as a result of the former tenant declaring bankruptcy.

         In March 1997, the Partnership sold its Property in Bradenton, Florida, to the tenant, for $1,332,154 and received net sales proceeds (net of $4,330 which represents real estate tax amounts due from tenant) of $1,305,671, resulting in a gain of $361,368 for financial reporting purposes. This Property was originally acquired by the Partnership in June 1988 and had a cost of approximately $1,080,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $225,200 in excess of its original purchase price. In June 1997, the Partnership reinvested approximately $1,276,000 of the net sales proceeds received in a Darryl's Property in Fayetteville, North Carolina.

The Partnership intends to reinvest the remaining net sales proceeds or use them for other Partnership purposes. The general partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Bradenton, Florida, and the reinvestment of the proceeds in a Darryl's Property in Fayetteville, North Carolina, will be structured to qualify as a like-kind-exchange transaction for federal income tax purposes.

         In April 1997, the Partnership sold its Property in Kissimmee, Florida, to an unrelated third party, for $692,400 and received net sales proceeds of $671,209, resulting in a gain of $271,929 for financial reporting purposes. This Property was originally acquired by the Partnership in March 1988 and had a cost of approximately $474,800, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $196,400 in excess of its original purchase price. As of June 30, 1997, the net sales proceeds of $673,159 plus accrued interest of $4,325, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional Property. In July 1997, the Partnership reinvested approximately $513,200 of these net sales proceeds in an IHOP Property in Englewood, Colorado, as tenants-in-common with an affiliate of the general partners. In connection therewith, the Partnership and its affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to each co-venturer's interest. The Partnership owns an approximate 33 percent interest in the Property. The Partnership intends to reinvest the remaining net sale proceeds or use them for other Partnership purposes. The general partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Kissimmee, Florida, and the reinvestment of the proceeds in an IHOP Property in Englewood, Colorado, will be structured to qualify as a like-kind exchange transaction for federal income tax purposes.

         In addition, in April 1996, the Partnership received $51,400 as partial settlement in a right of way taking relating to a parcel of land of the Property in Plant City, Florida. In April 1997, the Partnership received the remaining proceeds of $73,600 finalizing the sale of the land parcel. In connection therewith, the Partnership recognized a gain of $94,320 for financial reporting purposes.

         In addition, in June 1997, the Partnership sold its Property in Roswell, Georgia, to an unrelated third party for $985,000 and received net sales proceeds of $942,981, resulting in a gain of $237,608 for financial reporting purposes. This Property was originally acquired by the Partnership in June 1988 and had a cost of approximately $775,200, excluding acquisition fees and miscellaneous acquisition expenses; therefore the Partnership sold the Property for approximately $167,800 in excess of its original purchase price. In connection therewith, the Partnership received $257,981 in cash and accepted the remaining sales proceeds in the form of a promissory note in the principal sum of $685,000, collateralized by a mortgage on the Property. The promissory note bears interest at a rate of nine percent per annum and is being collected in 36 monthly installments of $6,163, including interest, with a balloon payment of $642,798 due in July 2000. Net sales proceeds of $257,981 received in cash and proceeds received from the collection of this promissory note will be used to pay liabilities of the Partnership, including quarterly distributions to the limited partners, reinvested in an additional Property, or used for other Partnership purposes.

         In April 1997, the Partnership entered into a promissory note with the in mocorporate general partner for a loan in the amount of $37,000 in connection with the Pthe operations of the Partnership. The note was uncollateralized, non-interest distrbearing and due on demand. As of June 30, 1997, the Partnership had repaid the invesloan in full to the corporate general partner.

         Currently, rental income from the Partnership's Properties is invested ney market accounts and other short-term, highly liquid investments pending artnership's use of such funds to pay Partnership expenses or to make ibutions to the partners. At June 30, 1997, the Partnership had $707,836 ted in such short-term investments, as compared to $57,751 at December 31, 1996. The increase in cash and cash equivalents for the six months ended June 30, 1997, is primarily attributable to the receipt of a portion of the net sales proceeds relating to the sale of the Properties in Roswell, Georgia, Bradenton, Florida, and a land parcel sale in Plant City, Florida, as described above. The funds remaining at June 30, 1997, will be used towards the payment of distributions and other liabilities.

         Total liabilities of the Partnership, including distributions payable, decreased to $726,457 at June 30, 1997, from $872,194 at December 31, 1996, partially as a result of a decrease in amounts due to related parties and rents paid in advance during the six months ended June 30, 1997. In addition, total liabilities decreased during the six months ended June 30, 1997, due to the fact that the Partnership paid amounts previously accrued for real estate taxes relating to the Denny's and Po Folks Properties in Hagerstown, Maryland, and the Wendy's Property in Chicago, Illinois. Liabilities at June 30, 1997, to the extent they exceed cash and cash equivalents at June 30, 1997, will be paid from future cash from operations and net sales proceeds from the sales of Properties, as described above, and, in the event the general partners elect to make additional capital contributions or loans to the Partnership, from future general partner capital contributions or loans.

         Based on current and anticipated future cash from operations, and, for the six months ended June 30, 1997, proceeds received from the sales of the Properties in Chicago, Illinois, and Roswell, Florida, the Partnership declared distributions to limited partners of $1,188,000 for each of the six months ended June 30, 1997 and 1996 ($594,000 for each of the quarters ended June 30, 1997 and 1996). This represents distributions for each applicable six months of $23.76 per unit ($11.88 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the six months ended June 30, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the six months ended June 30, 1996, the Partnership and its consolidated joint venture, Tuscawilla Joint Venture, owned and leased 31 wholly owned Properties and during the six months ended June 30, 1997, the Partnership and its consolidated joint venture owned and leased 32 wholly owned Properties (including four Properties in Chicago, Illinois, Bradenton, Florida, Kissimmee, Florida, and Roswell, Georgia, which were sold in January, March, April and June 1997, respectively) to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1997 and 1996, the Partnership and Tuscawilla Joint Venture earned $1,021,856 and $1,088,629, respectively, in rental income from operating leases and earned income from the direct financing lease for these Properties, $488,811 and $541,209 of which was earned during the quarters ended June 30, 1997 and 1996, respectively. The decrease in rental and earned income during the quarter and six months ended June 30, 1997, as compared to the quarter and six months ended June 30, 1996, is primarily attributable to a decrease of approximately $54,400 and $67,900, respectively, as a result of the sales of the Properties in Chicago, Illinois, Bradenton, Florida, Kissimmee, Florida, and Roswell, Georgia, in January, March, April and June 1997, respectively.

         Rental and earned income during the quarters ended June 30, 1997 and 1996, continued to remain at reduced amounts due to the fact that the Partnership is not receiving any rental income relating to the Po Folks Property in Hagerstown, Maryland. The Partnership is currently seeking a buyer or a replacement tenant for this Property.

         During the six months ended June 30, 1997 and 1996, the Partnership also earned $76,516 and $56,196, respectively, in contingent rental income, $24,725 and $25,371 of which was earned during the quarters ended June 30, 1997 and 1996, respectively. The increase in contingent rental income during the six months ended June 30, 1997, is primarily attributable to increases in gross sales relating to certain restaurant Properties required to pay contingent rent.

         In addition, during the six months ended June 30, 1997 and 1996, the Partnership earned $44,909 and $16,706, respectively, in interest and other income, $33,754 and $6,769 of which was earned during the quarters ended June 30, 1997 and 1996, respectively. The increase in interest and other income during the quarter and six months ended June 30, 1997, was partially attributable to an increase of approximately $13,100 relating to interest earned on the sales proceeds held in escrow relating to the Properties in Bradenton and Kissimmee, Florida. In addition, the increase in interest and other income during the six months ended June 30, 1997, was attributable to the Partnership recognizing $15,000 in other income due to the fact that the purchase and sale agreement between the Partnership and an unrelated third party for the Po Folks Property located in Hagerstown, Maryland, was terminated. Based on the agreement, all deposits received in conjunction with the purchase and sale agreement were to be recognized as other income by the Partnership at such time as the agreement was terminated.

         Operating expenses, including depreciation and amortization expense, were $294,083 and $353,950 for the six months ended June 30, 1997 and 1996, respectively, of which $139,900 and $170,733 were incurred for the quarters ended June 30, 1997 and 1996, respectively. The decrease in operating expenses during the quarter and six months ended June 30, 1997, as compared to the quarter and six months ended June 30, 1996, is partially attributable to a decrease in depreciation expense of approximately $17,700 and $27,800, respectively, due to the sales of the Properties in Chicago, Illinois, Bradenton, Florida, Kissimmee, Florida, and Roswell, Georgia, as discussed above in "Liquidity and Capital Resources."

         Operating expenses also decreased during the quarter and six months ended June 30, 1997, due to the fact that during the quarter and six months ended June 30, 1996, the Partnership recorded approximately $5,500 and $10,600, respectively, for real estate taxes relating to the Partnership's Property in Chicago, Illinois, due to continued financial difficulties of the tenant. The Partnership sold this Property in January 1997, as discussed above in "Liquidity and Capital Resources." Operating expenses also decreased due to the fact that during the quarter and six months ended June 30, 1996, the Partnership recorded approximately $2,700 and $5,300, respectively, in real estate tax expense for the Denny's Property in Hagerstown, Maryland, due to continued financial difficulties of the former tenant. The current tenant is responsible for real estate taxes; therefore, no such expense was recorded during the six months ended June 30, 1997.

         As a result of the former tenant of the Po Folks Property in Hagerstown, Maryland, defaulting under the terms of its lease in February 1995, the Partnership incurred real estate tax expense and insurance expense during the six months ended June 30, 1997, relating to this Property. The Partnership expects to continue to incur these expenses until the Property is sold or leased to a new tenant.

         As a result of the sales of the Properties in Chicago, Illinois, Bradenton, Florida, Kissimmee, Florida, Roswell, Georgia, and the sale of a parcel of land in Plant City, Florida, as discussed above in "Liquidity and Capital Resources," the Partnership recognized a gain of $603,857 and $969,052 for financial reporting purposes during the quarter and six months ended June 30, 1997, respectively. No Properties were sold during the quarter and six months ended June 30, 1996.

         In addition, during the six months ended June 30, 1997, the Partnership recorded an allowance for loss on land and building of $32,819, for financial reporting purposes, relating to the Po Folks Property in Hagerstown, Maryland. The loss represents the difference between the Property's carrying value and the estimated net realizable value, based on the anticipated sales price of this Property.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a) Exhibits - None.

                  (b) No reports on Form 8-K were filed during the
                      quarter ended June 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 8th day of August, 1997.


                                      CNL INCOME FUND III, LTD.

                                      By: CNL REALTY CORPORATION
                                          General Partner


                                      By:  /s/ James M. Seneff, Jr.
                                           ------------------------
                                           JAMES M. SENEFF, JR.
                                           Chief Executive Officer
                                           (Principal Executive Officer)


                                      By:  /s/ Robert A. Bourne
                                           --------------------
                                           ROBERT A. BOURNE
                                           President and Treasurer
                                           (Principal Financial and
                                           Accounting Officer)