Form 10-Q
period 1997-09-30
CNL INCOME FUND III LTD
filed 1997-10-24
CIK 817845

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                    CONTENTS




Part I                                                         Page

  Item 1.  Financial Statements:

    Condensed Balance Sheets                                   1

    Condensed Statements of Income                             2

    Condensed Statements of Partners' Capital                  3

    Condensed Statements of Cash Flows                         4-5

    Notes to Condensed Financial Statements                    6-10

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                             11-18


Part II

  Other Information                                            19

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                      September 30,            December 31,
            ASSETS                        1997                     1996
                                      -------------            --------

Land and buildings on operating
  leases, less accumulated
  depreciation and allowance for
  loss on land and building            $ 14,883,938            $16,483,532
Investment in direct financing
  leases                                    930,045                938,918
Investment in joint venture               1,126,883                643,912
Mortgage note receivable                    684,540                     -
Cash and cash equivalents                   630,658                 57,751
Restricted cash                             165,119                     -
Receivables, less allowance for
  doubtful accounts of $17,816
  and $70,142                               209,295                321,831
Prepaid expenses                             20,686                  6,898
Lease costs, less accumulated
  amortization of $2,612 and
  $2,162                                      9,388                  9,838
Accrued rental income                       143,380                114,738
Other assets                                 29,355                 31,489
                                        -----------            -----------

                                        $18,833,287            $18,608,907
                                        ===========            ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                        $     1,867            $    14,183
Accrued and escrowed real estate
  taxes payable                              14,008                 72,827
Distributions payable                       594,000                594,000
Due to related parties                       78,520                102,859
Rents paid in advance and deposits           31,448                 88,325
                                        -----------            -----------
    Total liabilities                       719,843                872,194

Commitment (Note 6)

Minority interest                           139,314                141,412

Partners' capital                        17,974,130             17,595,301
                                        -----------            -----------

                                        $18,833,287            $18,608,907
                                        ===========            ===========








            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                               Quarter Ended                   Nine Months Ended
                                                               September 30,                   September 30,
                                                         1997          1996             1997             1996
                                                       --------      --------        ----------       -------
Revenues:
  Rental income from operating
    leases                                             $450,596      $523,579        $1,403,922       $1,576,386
  Earned income from direct
    financing leases                                     34,101        17,837           102,631           53,659
  Contingent rental income                               10,098         8,235            86,614           64,431
  Interest and other income                              37,122         7,851            82,031           24,557
                                                       --------      --------        ----------       ----------
                                                        531,917       557,502         1,675,198        1,719,033
                                                       --------      --------        ----------       ----------
Expenses:
  General operating and
    administrative                                       31,361        34,485           104,699          112,065
  Professional services                                   4,583        10,229            19,983           34,008
  Bad debt expense                                           -          1,794                 -            1,794
  Real estate taxes                                       4,229         3,308            11,789           28,246
  State and other taxes                                      -             -              9,924           11,973
  Depreciation and amortization                          90,917       107,844           278,778          323,524
                                                       --------      --------        ----------       ----------
                                                        131,090       157,660           425,173          511,610
                                                       --------      --------        ----------       ----------

Income Before Minority Interest
  in Income of Consolidated
  Joint Venture, Equity in
  Earnings (Loss) of Unconsoli-
  dated Joint Venture, Gain on
  Sale of Land and Buildings
  and Provision for Loss on
  Land and Building                                     400,827       399,842         1,250,025        1,207,423

Minority Interest in Income of
  Consolidated Joint Venture                             (4,352)       (4,352)          (12,933)         (12,930)

Equity in Earnings (Loss) of
  Unconsolidated Joint Venture                           (9,494)        3,330           (12,496)           8,372

Gain on Sale of Land and
  Buildings                                                  -             -            969,052               -

Provision for Loss on Land and
  Building                                                   -             -            (32,819)              -
                                                       --------      --------        ----------       ---------

Net Income                                             $386,981      $398,820        $2,160,829       $1,202,865
                                                       ========      ========        ==========       ==========

Allocation of Net Income:
  General partners                                     $  3,870      $  3,988        $   16,113       $   12,029
  Limited partners                                      383,111       394,832         2,144,716        1,190,836
                                                       --------      --------        ----------       ----------

                                                       $386,981      $398,820        $2,160,829       $1,202,865
                                                       ========      ========        ==========       ==========

Net Income Per Limited
  Partner Unit                                         $   7.66      $   7.90        $    42.89       $    23.82
                                                       ========      ========        ==========       ==========

Weighted Average Number of
  Limited Partner Units
  Outstanding                                            50,000        50,000            50,000           50,000
                                                       ========      ========        ==========       ==========



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                       Nine Months Ended             Year Ended
                                                                          September 30,             December 31,
                                                                              1997                      1996
                                                                        ----------------            --------
General partners:
  Beginning balance                                                      $   321,305                $   303,158
  Net income                                                                  16,113                     18,147
                                                                         -----------                -----------
                                                                             337,418                    321,305
                                                                         -----------                -----------

Limited partners:
  Beginning balance                                                       17,273,996                 17,853,486
  Net income                                                               2,144,716                  1,796,510
  Distributions ($35.64 and
    $47.52 per limited partner
    unit, respectively)                                                   (1,782,000)                (2,376,000    )
                                                                         -----------                -----------
                                                                          17,636,712                 17,273,996
                                                                         -----------                -----------

Total partners' capital                                                  $17,974,130                $17,595,301
                                                                         ===========                ===========



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                 1997                   1996
                                                                             -----------             ----------
Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                                             $ 1,500,218             $ 1,614,892
                                                                             -----------             -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of land and
          buildings                                                            2,811,159                      -
        Addition to land and building
          on operating lease                                                  (1,272,960)                     -
        Investment in joint venture                                             (511,667)                     -
        Collections on mortgage note
          receivable                                                               3,100                      -
        Increase in restricted cash                                             (159,912)                     -
        Increase in other assets                                                      -                   (2,135)
        Deposit received on sale of
          land parcel                                                                 -                   51,400
                                                                             -----------             -----------
            Net cash provided by
              investing activities                                               869,720                  49,265
                                                                             -----------             -----------

    Cash Flows from Financing
      Activities:
        Proceeds from loans from
          corporate general partner                                               37,000                 372,400
        Repayment of loans from
          corporate general partner                                              (37,000)               (372,400)
        Distributions to limited
          partners                                                            (1,782,000)             (1,782,000)
        Distributions to holders of
          minority interest                                                      (15,031)                (15,033)
                                                                             -----------             -----------
            Net cash used in
              financing activities                                            (1,797,031)             (1,797,033)
                                                                             -----------             -----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                                               572,907                (132,876)

Cash and Cash Equivalents at Beginning
  of Period                                                                       57,751                 312,814
                                                                             -----------             -----------

Cash and Cash Equivalents at End of
  Period                                                                     $   630,658             $   179,938
                                                                             ===========             ===========





            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                 CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                 1997                   1996
                                                                              ----------             ----------
Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Mortgage note accepted in exchange
      for sale of land and building                                          $   685,000             $        -
                                                                             ===========             ==========

    Distributions declared and unpaid
      at end of period                                                       $   594,000             $   594,000
                                                                             ===========             ===========



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                Quarters and Nine Months Ended September 30, 1997
                                    and 1996


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at:

                                                                     September 30,             December 31,
                                                                          1997                    1996
                                                                    --------------            -------------

                  Land                                                 $ 7,385,673             $ 7,835,279
                  Buildings                                             11,037,510              12,467,020
                                                                       -----------             -----------
                                                                        18,423,183              20,302,299
                  Less accumulated
                    depreciation                                        (3,298,582)             (3,610,923         )
                                                                       -----------             -----------
                                                                        15,124,601              16,691,376
                  Less allowance for loss
                    on land and building                                  (240,663)               (207,844         )
                                                                       -----------             -----------

                                                                       $14,883,938             $16,483,532
                                                                       ===========             ===========



                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS -
               CONTINUED Quarters and Nine Months Ended September
                                30, 1997 and 1996


2.       Land and Buildings on Operating Leases - Continued:

         As of December 31, 1996, the Partnership continued to record an allowance for loss on land and building in the amount of $207,844 for financial reporting purposes for the Po Folks property in Hagerstown, Maryland. In addition, as of September 30, 1997, the Partnership had increased the allowance for loss on land and building by an additional $32,819 for such property. The allowance represents the difference between the (i) property's carrying value and (ii) the general partners' estimate of the net realizable value of the property based on the general partners' anticipated sales price relating to this property.

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

         In April 1997, the Partnership sold its property in Kissimmee, Florida, for $692,400 and received net sales proceeds of $671,209, resulting in a gain of $271,929 for financial reporting purposes. This property was originally acquired by the Partnership in February 1988 and had a cost of approximately $474,800, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $196,400 in excess of its original purchase price. In July 1997, the Partnership reinvested approximately $511,700 of these net sales proceeds in an IHOP property located in Englewood, Colorado, as tenants-in-common, with an affiliate of the general partners.
         (see Note 3).

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS -
               CONTINUED Quarters and Nine Months Ended September
                                30, 1997 and 1996


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

         In addition, in June 1997, the Partnership sold its property in Roswell, Georgia, to an unrelated third party for $985,000 and received net sales proceeds of $942,981, resulting in a gain of $237,608 for financial reporting purposes. This property was originally acquired by the Partnership in June 1988 and had a cost of approximately $775,200, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $167,800 in excess of its original purchase price. In connection therewith, the Partnership received $257,981 in cash and accepted the remaining sales proceeds in the form of a promissory note (Note 5).

3.       Investment in Joint Ventures:

         In July 1997, the Partnership acquired an approximate 33 percent interest in an IHOP property located in Englewood, Colorado, as tenants-in-common with an affiliate of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate, and amounts relating to its investment are included in investment in joint ventures.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                                NOTES  TO  CONDENSED   FINANCIAL   STATEMENTS  -
                            CONTINUED Quarters and Nine Months Ended September 30, 1997 and 1996


3.       Investment in Joint Ventures - Continued:

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                                                          September 30,            December 31,
                                                                              1997                     1996
                                                                         ---------------           -----------
                  Land and building on
                    operating leases, less
                    accumulated depreciation                                 $1,355,887              $  822,072
                  Net investment in direct
                    financing lease                                           1,006,523                      -
                  Cash                                                           16,481                   9,677
                  Receivables                                                     3,595                  11,233
                  Accrued rental income                                          20,970                  17,700
                  Lease costs                                                    25,000                      -
                  Other assets                                                       -                   29,631
                  Liabilities                                                    23,708                   9,665
                  Partners' capital                                           2,404,748                 880,648
                  Revenues                                                       39,767                  51,778
                  Net income                                                      3,089                  15,995

         The Partnership recognized a loss totalling $12,496 and income totalling $8,372 for the nine months ended September 30, 1997 and 1996, respectively, from these joint ventures, a loss totalling $9,494 and income totalling $3,330 of which was recorded during the quarters ended September 30, 1997 and 1996, respectively.

4.       Restricted Cash:

         As of September 30, 1997, net sales proceeds of $159,912 from the sale of the property in Kissimmee, Florida, plus accrued interest of $5,207, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property on behalf of the Partnership.

5.       Mortgage Note Receivable:

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

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                                NOTES  TO  CONDENSED   FINANCIAL   STATEMENTS  -
                            CONTINUED Quarters and Nine Months Ended September 30, 1997 and 1996


5.       Mortgage Note Receivable - Continued:

         The mortgage  note  receivable  consisted of the following at September
         30:

                                           1997                    1996
                                       ------------             ----------

                  Principal balance    $    681,900             $        -
                  Accrued interest
                    receivable                2,640                      -
                                       ------------             ----------

                                       $    684,540             $        -
                                       ============             ==========

         The general partners believe that the estimated fair value of the mortgage note receivable at September 30, 1997 approximates the outstanding principal amount based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

6.       Commitment:

         In September 1997, the Partnership entered into a purchase and sale agreement with the tenant to sell the Wendy's property located in Mason City, Iowa. The general partners believe that the anticipated sales price for this property exceeds the carrying cost associated with the property. The sale of this property had not occurred as of September 30, 1997.

7.       Subsequent Event:

         In October 1997, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $80,000 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund III, Ltd. (the "Partnership") is a Florida limited partnership that was organized on June 1, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of selected national and regional fast-food restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1997, the Partnership owned 30 Properties, including interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). In addition, another source of capital for the nine months ended September 30, 1997, included proceeds from the sales of Properties, as discussed below. Cash from operations was $1,500,218 and $1,614,892 for the nine months ended September 30, 1997 and 1996, respectively. The decrease in cash from operations for the nine months ended September 30, 1997, is primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 1997.

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

         In March 1997, the Partnership sold its Property in Bradenton, Florida, to the tenant, for $1,332,154 and received net sales proceeds (net of $4,330 which represents real estate tax amounts due from tenant) of $1,305,671, resulting in a gain of $361,368 for financial reporting purposes. This Property was originally acquired by the Partnership in June 1988 and had a cost of approximately $1,080,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $225,200 in excess of its original purchase price. In June 1997, the Partnership reinvested approximately $1,276,000 of the net sales proceeds received in a Darryl's Property in Fayetteville, North Carolina. The Partnership intends to use the remaining net sales proceeds for other Partnership purposes. The general partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Bradenton, Florida, and the reinvestment of the proceeds in a Darryl's Property in Fayetteville, North Carolina, will qualify as a like-kind exchange transaction for federal income tax purposes.

         In April 1997, the Partnership sold its Property in Kissimmee, Florida, to an unrelated third party, for $692,400 and received net sales proceeds of $671,209, resulting in a gain of $271,929 for financial reporting purposes. This Property was originally acquired by the Partnership in March 1988 and had a cost of approximately $474,800, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $196,400 in excess of its original purchase price. In July 1997, the Partnership reinvested approximately $511,700 of these net sales proceeds in an IHOP Property located in Englewood, Colorado, as tenants-in-common with an affiliate of the general partners. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. As of September 30, 1997, the Partnership owned an approximate 33 percent interest in the Property. As of September 30, 1997 the remaining net sales proceeds of $159,912 plus accrued interest of $5,207, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional Property. The general partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Kissimmee, Florida, and the reinvestment of the proceeds in an IHOP Property in Englewood, Colorado, will qualify as a like-kind exchange transaction for federal income tax purposes.

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

         In April 1997, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $37,000 in connection with the operations of the Partnership. The note was uncollateralized, non-interest bearing and due on demand. As of September 30, 1997, the Partnership had repaid the loan in full to the corporate general partner. In addition, in October 1997, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $80,000 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand.

         Currently, rental income from the Partnership's Properties is invested in money market accounts and other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1997, the Partnership had $630,658 invested in such short-term investments, as compared to $57,751 at December 31, 1996. The increase in cash and cash equivalents for the nine months ended September 30, 1997, is primarily attributable to the receipt of a portion of the net sales proceeds relating to the sale of the Properties in Roswell, Georgia, Bradenton, Florida, and a land parcel sale in Plant City, Florida, as described above. The funds remaining at September 30, 1997, will be used towards the payment of distributions and other liabilities.

         Total liabilities of the Partnership, including distributions payable, decreased to $719,843 at September 30, 1997, from $872,194 at December 31, 1996, partially as a result of a decrease in amounts due to related parties and rents paid in advance during the nine months ended September 30, 1997. In addition, total liabilities decreased during the nine months ended September 30, 1997, due to the fact that the Partnership paid amounts previously accrued for real estate taxes relating to the Denny's and Po Folks Properties in Hagerstown, Maryland, and the Wendy's Property in Chicago, Illinois. Liabilities at September 30, 1997, to the extent they exceed cash and cash equivalents at September 30, 1997, will be paid from future cash from operations and net sales proceeds from the sales of Properties, as described above, the loan received from the general partner in October 1997, and, in the event the general partners elect to make additional capital contributions or loans to the Partnership, from future general partner capital contributions or loans.

         In September 1997, the Partnership entered into a purchase and sale agreement with the tenant to sell the Wendy's Property located in Mason City, Iowa. The general partners believe that the anticipated sales price for this Property exceeds the carrying cost associated with the Property. The sale of this Property had not occurred as of September 30, 1997.

         Based on current and anticipated future cash from operations, the loans received from the corporate general partner in April and October 1997, and, for the nine months ended September 30, 1997, proceeds received from the sales of the Properties in Chicago, Illinois, and Roswell, Georgia, and proceeds from the right of way taking relating to the Property in Plant City, Florida, the Partnership declared distributions to limited partners of $1,782,000 for each of the nine months ended September 30, 1997 and 1996 ($594,000 for each of the quarters ended September 30, 1997 and 1996). This represents distributions for each applicable nine months of $35.64 per unit ($11.88 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the nine months ended September 30, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the nine months ended September 30, 1996, the Partnership and its consolidated joint venture, Tuscawilla Joint Venture, owned and leased 31 wholly owned Properties and during the nine months ended September 30, 1997, the Partnership and its consolidated joint venture owned and leased 32 wholly owned Properties (including four Properties in Chicago, Illinois, Bradenton, Florida, Kissimmee, Florida, and Roswell, Georgia, which were sold in January, March, April and June 1997, respectively) to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1997 and 1996, the Partnership and Tuscawilla Joint Venture earned $1,506,553 and $1,630,045, respectively, in rental income from operating leases and earned income from the direct financing leases for these Properties, $484,697 and $541,416 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. The decrease in rental and earned income during the quarter and nine months ended September 30, 1997, as compared to the quarter and nine months ended September 30, 1996, is primarily attributable to a decrease of approximately $76,600 and $144,500, respectively, as a result of the sales of the Properties in Chicago, Illinois, Bradenton, Florida, Kissimmee, Florida, and Roswell, Georgia, in January, March, April and June 1997, respectively.

         In addition, the decrease in rental and earned income during the quarter and nine months ended September 30, 1997, as compared to the quarter and nine months ended September 30, 1996, is partially attributable to the Partnership increasing its allowance for doubtful accounts by approximately $11,500 for rental amounts relating to the Red Oaks Steakhouse Property in Canton Township, Michigan, due to financial difficulties the tenant is experiencing. No such allowance was established during the quarter and nine months ended September 30, 1996.

         The decrease in rental and earned income during the quarter and nine months ended September 30, 1997, was partially offset by an increase during the quarter and nine months ended September 30, 1997, of approximately $33,500 and $40,800, respectively, as a result of the purchase of the Darryl's Property in Fayetteville, North Carolina, in June 1997, from the majority of the sales proceeds of the Property in Bradenton, Florida. The general partners believe that the decrease in rental and earned income will be further offset by an increase in rental and earned income resulting from the reinvestment of the net sales proceeds received from the sales of the Properties in Kissimmee, Florida and Roswell, Georgia, and the remaining net sales proceeds from the sale of the Property in Bradenton, Florida.

         Rental and earned income during the quarters ended September 30, 1997 and 1996, continued to remain at reduced amounts due to the fact that the Partnership is not receiving any rental income relating to the Po Folks Property in Hagerstown, Maryland. The Partnership is currently seeking a buyer or a replacement tenant for this Property.

         During the nine months ended September 30, 1997 and 1996, the Partnership also earned $86,614 and $64,431, respectively, in contingent rental income, $10,098 and $8,235 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. The increase in contingent rental income during the nine months ended September 30, 1997, is primarily attributable to increases in gross sales relating to certain restaurant Properties required to pay contingent rent.

         In addition, during the nine months ended September 30, 1997 and 1996, the Partnership earned $82,031 and $24,557, respectively, in interest and other income, $37,122 and $7,851 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. The increase in interest and other income during the quarter and nine months ended September 30, 1997, was partially attributable to an increase of approximately $1,600 and $14,700, for the quarter and nine months ended September 30, 1997, respectively, relating to interest earned on the sales proceeds held in escrow relating to the Properties in Bradenton and Kissimmee, Florida. The increase in interest and other income during the nine months ended September 30, 1997, was also attributable to the Partnership recognizing $15,000 in other income due to the fact that the purchase and sale agreement between the Partnership and an unrelated third party for the Po Folks Property located in Hagerstown, Maryland, was terminated. Based on the agreement, all deposits received in conjunction with the purchase and sale agreement were to be recognized as other income by the Partnership at such time as the agreement was terminated. In addition, interest and other income increased by approximately $16,600 and $18,300 during the quarter and nine months ended September 30, 1997, respectively, as a result of the interest earned on the mortgage note receivable accepted in connection with the sale of the Property in Roswell, Georgia, in June 1997.

         For the nine months ended September 30, 1997 and 1996, the Partnership also owned and leased one Property indirectly through another joint venture arrangement and during the nine months ended September 30, 1997, the Partnership owned and leased one Property as tenants-in-common with an affiliate of the general partners. In connection therewith, during the nine months ended September 30, 1997 and 1996, the Partnership recognized a loss of $12,496 and income of $8,372, respectively, attributable to net income and losses recorded by these joint ventures, including a loss of $9,494 and income of $3,330 during the quarters ended September 30, 1997 and 1996, respectively. The decrease in the net income earned by these joint ventures is primarily attributable to the fact that, during July 1997, the operator of Titusville Joint Venture vacated the Property and ceased operations. In conjunction therewith, the joint venture established an allowance for doubtful accounts of approximately $13,500 and $25,900 during the quarter and nine months ended September 30, 1997, respectively. No such allowance was established during the quarter and nine months ended September 30, 1996. In addition, the joint venture recorded real estate tax expense of approximately $9,300 during the quarter and nine months ended September 30, 1997. No such real estate taxes were incurred during the quarter and nine months ended September 30, 1996. The joint venture intends to pursue collection of these amounts from the former tenant and will recognize such amounts as income if collected. The joint venture is currently seeking either a replacement tenant or purchaser for this Property. The loss attributable to Titusville Joint Venture was partially offset by an increase in net income earned by joint ventures due to the fact that in July 1997, the Partnership reinvested the majority of the net sales proceeds it received from the sale of the Property in Kissimmee, Florida, in an IHOP Property located in Englewood, Colorado, as tenants-in-common with an affiliate of the general partners.

         Operating expenses, including depreciation and amortization expense, were $425,173 and $511,610 for the nine months ended September 30, 1997 and 1996, respectively, of which $131,090 and $157,660 were incurred for the quarters ended September 30, 1997 and 1996, respectively. The decrease in operating expenses during the quarter and nine months ended September 30, 1997, as compared to the quarter and nine months ended September 30, 1996, is partially attributable to a decrease in depreciation expense of approximately $16,900 and $44,700, respectively, due to the sales of the Properties in Chicago, Illinois, Bradenton, Florida, Kissimmee, Florida, and Roswell, Georgia, as discussed above in "Liquidity and Capital Resources."

         Operating expenses also decreased during the quarter and nine months ended September 30, 1997, due to the fact that during the quarter and nine months ended September 30, 1996, the Partnership recorded approximately $4,600 and $15,200, respectively, for real estate taxes relating to the Partnership's Property in Chicago, Illinois, due to continued financial difficulties of the tenant. The Partnership sold this Property in January 1997, as discussed above in "Liquidity and Capital Resources." Operating expenses also decreased due to the fact that during the nine months ended September 30, 1996, the Partnership recorded approximately $4,800 in real estate tax expense for the Denny's Property in Hagerstown, Maryland, due to continued financial difficulties of the former tenant. The current tenant is responsible for real estate taxes; therefore, no such expense was recorded during the nine months ended September 30, 1997.

         As a result of the former tenant of the Po Folks Property in Hagerstown, Maryland, defaulting under the terms of its lease in February 1995, the Partnership incurred real estate tax expense and insurance expense during the nine months ended September 30, 1997, relating to this Property. The Partnership expects to continue to incur these expenses until the Property is sold or leased to a new tenant.

         As a result of the sales of the Properties in Chicago, Illinois, Bradenton, Florida, Kissimmee, Florida, Roswell, Georgia, and the sale of a parcel of land in Plant City, Florida, as discussed above in "Liquidity and Capital Resources," the Partnership recognized a gain of $969,052 for financial reporting purposes during the nine months ended September 30, 1997. No Properties were sold during the nine months ended September 30, 1996.

         In addition, during the nine months ended September 30, 1997, the Partnership recorded an allowance for loss on land and building of $32,819, for financial reporting purposes, relating to the Po Folks Property in Hagerstown, Maryland. The loss represents the difference between the Property's carrying value and the estimated net realizable value, based on the anticipated sales price of this Property.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this          day of October, 1997.


                                  CNL INCOME FUND III, LTD.

                                  By:     CNL REALTY CORPORATION
                                   --------------------------------
                                    General Partner


                                  By:      /s/ James M. Seneff, Jr.
                                   --------------------------------
                                           JAMES M. SENEFF, JR.
                                           Chief Executive Officer
                                           (Principal Executive Officer)


                                  By:      /s/ Robert A. Bourne
                                   --------------------------------
                                           ROBERT A. BOURNE
                                           President and Treasurer
                                           (Principal Financial and
                                           Accounting Officer)