Form 10-K405
period 1997-12-31
CNL INCOME FUND III LTD
filed 1998-03-31
CIK 817845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

                              400 East South Street
                             Orlando, Florida 32801
          (Address of principal executive offices, including zip code)

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

         The Partnership was organized primarily to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $22,125,102, and were used to acquire 32 Properties, including interests in two Properties owned by joint ventures in which the Partnership is a co-venturer. During January 1997, the Partnership sold its Properties in Chicago, Illinois; Bradenton, Florida; Kissimmee, Florida; Roswell, Georgia and Mason City, Iowa. The Partnership reinvested a portion of these net sales proceeds in a Property in Fayetteville, North Carolina. In addition, the Partnership reinvested a portion of the net sales proceeds in a Property in Englewood, Colorado and a Property in Miami, Florida, as tenants-in-common, with affiliates of the General Partners. The Partnership intends to reinvest the remaining net sales proceeds in additional Properties. As a result of the above transactions, the Partnership currently owns 30 Properties, including interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common. In January 1998, the Partnership reinvested the remaining net sales proceeds from the 1997 sales of Properties in a Property in Overland Park, Kansas, as tenants-in-common with affiliates of the General Partners. In addition, during January and February 1998, the Partnership sold its Properties in Fernandina Beach, Daytona Beach and Punta Gorda, Florida. The Partnership intends to use the remaining net sales proceeds for other Partnership purposes. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer provide for initial terms ranging from 15 to 20 years (the average being 18 years), and expire between 2002 and 2017. Generally, leases are on a triple-net basis, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties generally provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $23,000 to $191,900. All of the leases provide for percentage rent, based on sales in excess of a specified amount, to be paid annually. In addition, some leases provide for increases in the annual base rent during the lease term.

         The leases of the Properties provide for two or four five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at each Property's then fair market value, or pursuant to a formula based on the original cost of the Property, after a specified portion of the lease term has elapsed. Additionally, certain leases provide the lessee an option to purchase up to a 49 percent interest in the Property, after a specified portion of the lease term has elapsed, at an option purchase price similar to those described above, multiplied by the percentage interest in the Property with respect to which option is being exercised.

         The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership must first offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         In February 1995, the tenant of the Po Folks Property in Hagerstown, Maryland, defaulted under the terms of its lease. The Partnership is currently seeking either a replacement tenant or purchaser for the Po Folks Property.

         In June 1997, the Partnership reinvested the majority of the net sales proceeds from the sale of the Property in Bradenton, Florida, in a Property located in Fayetteville, North Carolina. In addition, during 1997, the Partnership reinvested a portion of the net sales proceeds from the sale of the Properties located in Kissimmee, Florida and Roswell, Georgia in a Property located in Englewood, Colorado and a Property in Miami, Florida, respectively, with affiliates of the General Partners as tenants-in-common, as described below in "Joint Venture Arrangements." The lease terms for these Properties are substantially the same as the Partnership's other leases, as described above in the first three paragraphs of this section.

         In January 1998, the Partnership reinvested a portion of the net sales proceeds from the sale of the Properties in Kissimmee, Florida, and Mason City, Iowa, in an IHOP Property located in Overland Park, Kansas, with an affiliate of the General Partners, as tenants-in-common, as described below in "Joint Venture Arrangements." The lease terms for this Property are substantially the same as the Partnership's other leases, as described above in the first three paragraphs of this section.

Major Tenants

         During 1997, one lessee of the Partnership and its consolidated joint venture, Golden Corral Corporation, contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from one Property owned by an unconsolidated joint venture and two Properties owned with affiliates as tenants-in-common). As of December 31, 1997, Golden Corral Corporation was the lessee under leases relating to six restaurants. It is anticipated that, based on the minimum rental payments required by the leases, this lessee will continue to contribute more than ten percent of the Partnership's total rental income in 1998 and subsequent years. In addition, five Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Denny's, Pizza Hut, KFC and Taco Bell, each accounted for more than ten percent of the Partnership's total rental income in 1997 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from one Property owned by an unconsolidated joint venture and two Properties owned with affiliates as tenants-in-common). In subsequent years, it is anticipated that these five Restaurant Chains each will continue to account for more than ten percent of total rental income to which the Partnership is entitled under the terms of the leases. Any failure of Golden Corral Corporation or any of these Restaurant Chains could materially affect the Partnership's income. As of December 31, 1997, no single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

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

         In addition to the above joint venture arrangements, in 1997, the Partnership entered into separate agreements to hold a Property in Englewood, Colorado and a Property in Miami, Florida, as tenants-in-common with affiliates of the General Partners. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Properties in proportion to each co-venturer's percentage interest. The Partnership owns a 32.77% and 9.84% interest in the Property in Englewood, Colorado and the Property in Miami, Florida, respectively.

         In addition, in January 1998, the Partnership entered into an agreement to hold an IHOP Property as tenants-in-common with an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns a 25.84 percent interest in this Property.

Property Management

         CNL Income Fund Advisors, Inc., an affiliate of the General Partners, acted as manager of the Partnership's Properties pursuant to a property management agreement with the Partnership through September 30, 1995. Under this agreement, CNL Income Fund Advisors, Inc. was responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Income Fund Advisors, Inc. also assisted the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay CNL Income Fund Advisors, Inc. an annual fee of one-half of one percent of Partnership assets (valued at cost) under management, not to exceed the lesser of one percent of gross rental revenues or competitive fees for comparable services. Under the management agreement, the property management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, noncumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement"). In any year in which the Limited Partners have not received the a 10% Preferred Return, no property management fee will be paid.

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


Item 2.  Properties

         As of December 31, 1997, the Partnership owned, either directly or through joint venture arrangements, 30 Properties located in 17 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

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

         Leases with Major Tenant. The terms of each of the leases with the Partnership's major tenant as of December 31, 1997 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1.
Business - Leases.

         Golden Corral Corporation leases six Golden Corral restaurants pursuant to leases, each with an initial term of 15 years (expiring in 2002) and an average minimum base annual rent of approximately $72,000 (ranging from approximately $48,000 to $110,000).

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



                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of March 13, 1998, there were 2,050 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. The price paid for any Unit transferred pursuant to the Plan has been $475 per Unit. The price to be paid for any Units transferred other than pursuant to the Plan is subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1997 and 1996 other than pursuant to the Plan, net of commissions.

                                                     1997 (1)                           1996 (1)
                                        ----------------------------------      ----------------------
                                            High       Low      Average        High       Low      Average
         First Quarter                       $500      $500        $500         $500      $370        $453
         Second Quarter                       409       409         409          475       360         439
         Third Quarter                        475       410         445          475       425         458
         Fourth Quarter                       475       437         471          475       390         432

(1) A total of 613 and 679 Units were transferred other than pursuant to the Plan for the years ended December 31, 1997 and 1996, respectively.

         The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 1997 and 1996, the Partnership declared cash distributions of $2,376,000 to the Limited Partners. Distributions of $594,000 were declared at the close of each of the Partnership's calendar quarters during 1997 and 1996 to the Limited Partners. The General Partners expect to distribute some or all of the net sales proceeds from the sales of the Properties in Fernandina Beach and Daytona Beach, Florida, to the Limited Partners. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow, and federal income tax considerations. The reduced number of Properties for which the Partnership receives rental payments, as well as ongoing operations, is expected to reduce the Partnership's revenues. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, is expected to result in a decrease in cash distributions to the Limited Partners during 1998. No amounts distributed to partners for the years ended December 31, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although the General Partners, in their sole discretion, may elect to pay distributions monthly.


Item 6.  Selected Financial Data

                                      1997           1996           1995           1994           1993
                                 -------------  -------------  -------------  -------------  ---------
Year ended December 31:
    Revenues (1)                   $ 2,023,495    $ 2,452,797    $ 2,358,235    $ 2,511,833    $ 2,477,000
    Net income (2)                   2,391,835      1,814,657      1,482,515      1,858,605      1,856,462
    Cash distributions declared      2,376,000      2,376,000      2,376,000      2,376,000      2,376,000
    Net income per Unit (2)              47.47          35.93          29.37          36.80          36.76
    Cash distributions declared
        per Unit (2)                     47.52          47.52          47.52          47.52          47.52

At December 31:
    Total assets                   $18,479,002    $18,608,907    $19,065,305    $19,945,765    $20,411,131
    Partners' capital               17,611,136     17,595,301     18,156,644     19,050,129     19,567,524

(1) Revenues include equity in earnings of the unconsolidated joint venture and minority interest in income and losses of the consolidated joint venture.

(2) Net income for the years ended December 31, 1997 and 1995, includes a provision for loss on land and building of $32,819 and $207,844, respectively. Net income for the year ended December 31, 1997, includes gain on sale of land and buildings of $1,027,590.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on June 1, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food Restaurant Chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1997, the Partnership owned 30 Properties, either directly or indirectly through joint venture arrangements.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the years ended December 31, 1997, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $2,021,689, $2,091,754 and $2,203,437 for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in cash from operations during 1997 and 1996, each as compared to the previous year, is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital during each of the respective years. Cash from operations was also affected by the following transactions during the years ended December 31, 1997, 1996 and 1995.

         In February 1995, the tenant of the Po Folks Property in Hagerstown, Maryland, ceased operations of the restaurant business located on such Property and discontinued payment of rental amounts as provided in its lease agreement. Due to the uncertainty of the collectibility of the past due rental amounts, the Partnership established an allowance for doubtful accounts relating to the amount due from the former tenant. At December 31, 1995, the balance in the allowance for doubtful accounts for this Property was $259,242; therefore, no amount was included in receivables at December 31, 1995, relating to this Property. In addition, at December 31, 1995, the balance in the allowance for doubtful accounts for the Denny's Property in Hagerstown, Maryland, (which was leased to the same tenant of the Po Folks Property) for past due rental amounts was $76,948. In September 1996, the Partnership agreed to accept $175,000 in the form of promissory notes from the new tenant of the Denny's Property, as full satisfaction of past due rental amounts and past due real estate taxes from the former tenant of the Denny's and Po Folks Properties. In connection therewith, during 1996, the Partnership recognized approximately $118,700 in base rental income for amounts which the Partnership had previously established an allowance for doubtful accounts, and wrote off the remaining balances in the allowance for doubtful accounts. During 1996, the Partnership accepted a three year promissory note for $25,000, which bears interest at ten percent per annum and for which collections commenced in October 1996. Receivables at December 31, 1997, include approximately $16,300 relating to this promissory note. However, due to the uncertainty of the collectibility of the remaining $150,000 to be received from the new tenant of the Denny's Property, the Partnership established an allowance for doubtful accounts of $150,000 during the year ended December 31, 1997. The Partnership is currently seeking either a replacement tenant or purchaser for the Po Folks Property.

         Other sources and uses of capital included the following during the years ended December 31, 1997, 1996 and 1995.

         In January 1996, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $86,200 in connection with the operations of the Partnership. The loan was uncollateralized, bore interest at a rate of prime plus 0.25% per annum and was due on demand. The Partnership repaid the loan in full, along with approximately $660 in interest, to the corporate general partner. In addition, during 1996, the Partnership entered into various promissory notes with the corporate general partners for loans totalling $575,200 in connection with the operations of the Partnership. The loans were uncollateralized, non-interest bearing and due on demand. The Partnership had repaid the loans in full to the corporate general partner as of December 31, 1996. In addition, during 1997, the Partnership entered into various promissory notes with the corporate General Partner for loans totalling $117,000 in connection with the operations of the Partnership. The loans were uncollateralized, non-interest bearing and due on demand. As of December 31, 1997, the Partnership had repaid the loans in full to the corporate General Partner.

         In January 1997, the Partnership sold its Property in Chicago, Illinois, to a third party, for $505,000 and received net sales proceeds of $496,418, resulting in a gain of $3,827 for financial reporting purposes. The Partnership used $452,000 of the nets sales proceeds to pay liabilities of the Partnership, including quarterly distributions to the Limited Partners. The balance of the funds was used to pay past due real estate taxes on this Property incurred by the Partnership as a result of the former tenant declaring bankruptcy. The Partnership will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any, (at a level reasonably assumed by the General Partners), resulting from the sale.

         In March 1997, the Partnership sold its Property in Bradenton, Florida, to the tenant, for $1,332,154 and received net sales proceeds (net of $4,330 which represents real estate tax amounts due from tenant) of $1,305,671, resulting in a gain of $361,368 for financial reporting purposes. This Property was originally acquired by the Partnership in June 1988 and had a cost of approximately $1,080,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $229,500 in excess of its original purchase price. In June 1997, the Partnership reinvested approximately $1,276,000 of the net sales proceeds received in a Property in Fayetteville, North Carolina. The Partnership intends to use the remaining net sales proceeds for other Partnership purposes. The General Partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Bradenton, Florida, and the reinvestment of the proceeds in a Property in Fayetteville, North Carolina, will qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In April 1997, the Partnership sold its Property in Kissimmee, Florida, to a third party for $692,400 and received net sales proceeds of $673,159, resulting in a gain of $271,929 for financial reporting purposes. This Property was originally acquired by the Partnership in March 1988 and had a cost of approximately $474,800, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $196,400 in excess of its original purchase price. In July 1997, the Partnership reinvested approximately $511,700 of these net sales proceeds in a Property located in Englewood, Colorado, as tenants-in-common with an affiliate of the General Partners. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. As of December 31, 1997, the Partnership owned a 32.77% interest in the Property. In January 1998, the Partnership reinvested the remaining net sales proceeds in an IHOP Property in Overland Park, Kansas, with affiliates of the General Partners, as tenants-in-common. The General Partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Kissimmee, Florida, and the reinvestment of a portion of the proceeds in an IHOP Property in Englewood, Colorado, will qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In April 1996, the Partnership received $51,400 as partial settlement in a right of way taking relating to a parcel of land of the Property in Plant City, Florida. In April 1997, the Partnership received the remaining proceeds of $73,600 finalizing the sale of the land parcel. In connection therewith, the Partnership recognized a gain of $94,320 for financial reporting purposes.

         In addition, in June 1997, the Partnership sold its Property in Roswell, Georgia, to a third party for $985,000 and received net sales proceeds of $942,981, resulting in a gain of $237,608 for financial reporting purposes. This Property was originally acquired by the Partnership in June 1988 and had a cost of approximately $775,200, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $167,800 in excess of its original purchase price. In connection therewith, the Partnership received $257,981 in cash and accepted the remaining sales proceeds in the form of a promissory note in the principal sum of $685,000, collateralized by a mortgage on the Property. The promissory note bears interest at a rate of nine percent per annum and is being collected in 36 monthly installments of $6,163, including interest, with a balloon payment of $642,798 due in July 2000. In December 1997, the Partnership reinvested a portion of the net sales proceeds in a Property located in Miami, Florida, as tenants-in-common with an affiliate of the General Partners. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. As of December 31, 1997, the Partnership owned a 9.84 percent interest in the Property. The Partnership will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In October 1997, the Partnership sold its Property in Mason City, Iowa, to the tenant for $218,790 and received net sales proceeds (net of $511 which represents prorated rent returned to the tenant) of $216,528, resulting in a gain of $58,538 for financial reporting purposes. This Property was originally acquired by the Partnership in March 1988 and had a cost of approximately $190,300, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $26,700 in excess of its original purchase price. In January 1998, the Partnership reinvested the net sales proceeds in a Property in Overland Park, Kansas, with affiliates of the General Partners, as tenants-in-common. The General Partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Mason City, Iowa, and the reinvestment of the proceeds in a Property in Overland Park, Kansas, with affiliates as tenants-in-common will qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In January 1998, the Partnership sold its Property in Fernandina Beach, Florida, to the tenant, for $730,000 and received net sales proceeds (net of $3,018 which represents prorated rent collected at closing) of $724,672, resulting in a gain of approximately $264,000 for financial reporting purposes. In addition, in January 1998, the Partnership sold its Property in Daytona Beach, Florida, to the tenant, for $1,050,000 and received net sales proceeds (net of $1,975 which represents prorated rent returned to the tenant) of $1,007,001, resulting in a gain of approximately $299,300 for financial reporting purposes. The Partnership intends to distribute these net sales proceeds to the Limited Partners.

         In February 1998, the Partnership also sold its Property in Punta Gorda, Florida, to a third party, for $675,000 and received net sales proceeds (including $28,330 which represents prorated rent collected at closing) of $665,973, resulting in a gain of approximately $73,500 for financial reporting purposes. The Partnership anticipates that it will to reinvest the net sales proceeds in an additional Property.

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

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1997, the Partnership had $493,118 invested in such short-term investments as compared to $57,751 at December 31, 1996. The increase in cash and cash equivalents is primarily attributable to the fact that during 1997, the Partnership used net sales proceeds from the sales of Properties to pay a portion of the liabilities of the Partnership, including quarterly distributions to the Limited Partners. During 1996, the Partnership used cash generated from operations to pay liabilities of the Partnership. The funds remaining at December 31, 1997, will be used for the payment of distributions and other liabilities.

         During 1997, 1996 and 1995, affiliates of the General Partners incurred on behalf of the Partnership $71,681, $108,900 and $149,252, respectively, for certain operating expenses. At December 31, 1997 and 1996, the Partnership owed $82,239 and $102,859, respectively, to affiliates for such amounts and accounting and administrative services. In addition, during the year ended December 31, 1997, the Partnership incurred $15,150 in real estate disposition fees due to an affiliate as a result of services provided in connection with the sale of the Property in Chicago, Illinois. The payment of such fees is deferred until the Limited Partners have received the sum of their 10% Preferred Return and their adjusted capital contributions. Amounts payable to other parties, including distributions payable, decreased to $611,116 at December 31, 1997, from $681,010 at December 31, 1996. The decrease in amounts payable to other parties was primarily attributable to a decrease in accrued and escrowed real estate taxes at December 31, 1997. Total liabilities at December 31, 1997, to the extent they exceed cash and cash equivalents at December 31, 1997, will be paid from future cash from operations, proceeds from the sales of Properties as described above, and in the event the General Partners elect to make additional contributions or loans to the Partnership, from future General Partner contributions or loans.

         Based primarily on current and anticipated cash from operations, the Partnership declared distributions to the Limited Partners of $2,376,000 for each of the years ended December 31, 1997, 1996 and 1995. This represents distributions of $47.52 per unit for each of the years ended December 31, 1997, 1996 and 1995. The General Partners expect to distribute some or all of the net sales proceeds from the sales of the Properties in Fernandina Beach and Daytona Beach, Florida, to the Limited Partners. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow, and federal income tax considerations. The reduced number of Properties for which the Partnership receives rental payments, as well as ongoing operations, is expected to reduce the Partnership's revenues. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, is expected to result in a decrease in cash distributions to the Limited Partners during 1998. No amounts distributed to the Limited Partners for the years ended December 31, 1997, 1996 or 1995 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

Results of Operations

         During the years ended December 31, 1995 and 1996, the Partnership owned and leased 30 wholly owned Properties and during 1997, the Partnership owned and leased 31 wholly owned Properties (including five Properties, one in each of Chicago, Illinois; Bradenton, Florida; Kissimmee, Florida; Roswell, Georgia and Mason City, Iowa, which were sold during the year ended December 31,
1997). In addition, during the years ended December 31, 1997, 1996 and 1995, the Partnership was a co-venturer in two separate joint ventures that each owned and leased one Property and during 1997, the Partnership owned and leased two Properties, with affiliates of the General Partners, as tenants-in-common. As of December 31, 1997, the Partnership owned, either directly or through joint venture arrangements, 30 Properties which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $23,000 to $191,900. All of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some leases provide for increases in the annual base rent during the lease term. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and
Item 2. Properties, respectively.

         During the years ended December 31, 1997, 1996 and 1995, the Partnership and its consolidated joint venture, Tuscawilla Joint Venture, earned $1,930,486, $2,273,850 and $2,188,000, respectively, in rental income from operating leases and earned income from direct financing leases. The decrease in rental and earned income during 1997, as compared to 1996, is partially attributable to a decrease of approximately $219,700 as a result of the sales of the Properties in Chicago, Illinois (in January 1997), Bradenton, Florida (in March 1997), Kissimmee, Florida (in April 1997), Roswell, Georgia (in June
1997), and Mason City, Iowa (in October 1997), as described above in "Liquidity and Capital Resources." During 1997, the decrease in rental income was partially offset by an increase of approximately $86,200 due to the reinvestment of a portion of these net sales proceeds in a Property in Fayetteville, North Carolina, in June 1997, as described above in "Liquidity and Capital Resources."

         The decrease in rental and earned income during 1997, as compared to 1996, and the increase during 1996, as compared to 1995, is partially attributable to the fact that during 1996, the Partnership entered into a new lease with a new tenant for the Denny's Property in Hagerstown, Maryland, and in connection therewith, recognized as income approximately $118,700 for which the Partnership had previously established an allowance for doubtful accounts relating to the Denny's and Po Folks Properties in Hagerstown, Maryland, as described above in "Liquidity and Capital Resources." The decrease in 1997, as compared to 1996, is also partially attributable to the fact that during 1997, the Partnership established an allowance for doubtful accounts of approximately $77,100 for past due amounts for these Properties due to the uncertainty of the collectibility of these amounts. The General Partners intend to pursue collection of past due amounts relating to this Property and will recognize any such amounts as income if collected.

         Rental and earned income during 1997 and 1996, continued to remain at reduced amounts due to the fact that the Partnership is not receiving any rental income relating to the Po Folks Property in Hagerstown, Maryland. The General Partners are currently seeking a buyer or a new tenant for this Property.

         In addition, the decrease in rental and earned income during 1997, as compared to 1996, is partially attributable to the Partnership increasing its allowance for doubtful accounts by approximately $15,400 for rental amounts relating to the Property in Canton Township, Michigan, due to financial difficulties the tenant is experiencing. The General Partners intend to pursue collection of past due amounts relating to this Property and will recognize any such amounts as income if collected. No such allowance was established during 1996 and 1995.

         The increase in rental and earned income during 1996, as compared to 1995, is partially offset by a decrease in rental income of approximately $31,000 due to the fact that in September 1996, the tenant of the Property in Chicago, Illinois, ceased operations of the restaurant business located on such Property and the Partnership ceased recording rental revenue relating to such Property. The tenant filed for bankruptcy and in January 1997, the Partnership sold this Property to an unrelated third party, as described above in "Liquidity and Capital Resources."

         During the years ended December 31, 1997, 1996 and 1995, the Partnership also earned $157,648, $157,993 and $143,039, respectively, in contingent rental income. The increase in contingent rental income during 1996, as compared to 1995, is primarily attributable to an increase in gross sales of certain restaurant Properties requiring the payment of contingent rent.

         In addition, during 1997, 1996 and 1995, the Partnership earned $100,816, $26,496 and $22,386, respectively, in interest and other income. The increase in interest and other income during 1997, was partially attributable to the interest earned on the net sales proceeds relating to the sales of the Properties in Chicago, Illinois; Bradenton, Florida; Kissimmee, Florida; Roswell, Georgia and Mason City, Iowa temporarily invested in short-term highly liquid investments pending reinvestment of such amounts in additional Properties or the use of such amounts for other Partnership purposes. In addition, interest and other income increased by approximately $33,700 during 1997, as a result of the interest earned on the mortgage note receivable accepted in connection with the sale of the Property in Roswell, Georgia, in June 1997. The increase in interest and other income during 1997, was also attributable to the Partnership recognizing $15,000 in other income due to the fact that the purchase and sale agreement between the Partnership and a third party for the Po Folks Property located in Hagerstown, Maryland, was terminated. Based on the agreement, all deposits received in connection with the purchase and sale agreement were retained as other income by the Partnership due to the termination of the agreement.

         The Partnership recognized a loss of $148,170 during the year ended December 31, 1997 and income of $11,740 and $22,015 for the years ended December 31, 1996 and 1995, respectively, attributable to net income and net loss earned by unconsolidated joint ventures in which the Partnership is a co-venturer. The decrease in net income earned by joint ventures is partially attributable to the fact that, during July 1997, the operator of the Property owned by Titusville Joint Venture vacated the Property and ceased operations. In conjunction therewith, Titusville Joint Venture (in which the Partnership owns a 73.4%
interest in the profits and losses of the joint venture) established an allowance for doubtful accounts of approximately $27,000 during 1997. No such allowance was established during 1996. In addition, the joint venture recorded real estate tax expenses of approximately $16,600 during 1997. No such real estate taxes were incurred during 1996. The joint venture intends to pursue collection of these amounts from the former tenant and will recognize such amounts as income if collected. In addition, during 1997, the joint venture established an allowance for loss on land and building for its Property in Titusville, Florida, for approximately $147,000. The allowance represents the difference between the Property's carrying value at December 31, 1997, and the estimated net realizable value of the Property. In addition, the joint venture wrote off unamortized lease costs of $23,500 in 1997 due to the tenant vacating the Property. Titusville Joint Venture is currently seeking either a replacement tenant or purchaser for this Property. The decrease during 1997, as compared to 1996, was partially offset by an increase in net income earned by joint ventures due to the fact that in July 1997, the Partnership reinvested the majority of the net sales proceeds it received from the sale of the Property in Kissimmee, Florida, in an IHOP Property located in Englewood, Colorado, as tenants-in-common with an affiliate of the General Partners. The decrease in net income earned during 1996, as compared to 1995, is primarily attributable to the receipt by Titusville Joint Venture of bankruptcy proceeds relating to the former tenant during 1995. These amounts had previously been written off; therefore, they were recognized as income when received, during 1995.

         During the years ended December 31, 1997, 1996 and 1995, one lessee of the Partnership and its consolidated joint venture, Golden Corral Corporation, contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from one Property owned by an unconsolidated joint venture and two Properties owned with affiliates as tenants-in-common). As of December 31, 1997, Golden Corral Corporation was the lessee under leases relating to six restaurants. It is anticipated that, based on the minimum rental payments required by the leases, this lessee will continue to contribute more than ten percent of the Partnership's total rental income during 1998 and subsequent years. In addition, during at least one of the years ended December 31, 1997, 1996 or 1995, six Restaurant Chains, Golden Corral, Denny's, Perkins, Pizza Hut, KFC and Taco Bell, each accounted for more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from one Property owned by an unconsolidated joint venture and two Properties owned with affiliates as tenants-in-common). In subsequent years, it is anticipated that Golden Corral, Denny's, Pizza Hut, KFC and Taco Bell each will continue to account for more than ten percent of total rental income to which the Partnership is entitled under the terms of the leases. Any failure of Golden Corral Corporation or any of these Restaurant Chains could materially affect the Partnership's income.

         Operating expenses, including depreciation and amortization expense, were $626,431, $638,140 and $667,876 for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in operating expenses during 1997, as compared to 1996, was partially attributable to a decrease of approximately $56,600 in depreciation expense as a result of the sales of Properties in 1997, as described above in "Liquidity and Capital Resources." In addition, the decrease during 1996, as compared to 1995, is partially attributable to a decrease in depreciation expense relating to the Po Folks Property in Hagerstown, Maryland, due to the Partnership establishing an allowance for loss on land and building which represented the difference between the Property's carrying value at December 31, 1995, and the estimated net realizable value of the Property. This allowance reduced the depreciable basis of the Property.

         The decrease in operating expenses during 1997, as compared to 1996, is partially attributable to, and the decrease during 1996, as compared to 1995, is partially offset by, the fact that during 1996, the Partnership recorded approximately $15,000, relating to legal fees associated with the tenant of the Property in Chicago, Illinois, filing bankruptcy. The Partnership sold this Property in January 1997, as described above in "Liquidity and Capital Resources." The decrease in operating expenses during 1997, as compared to 1996, is also attributable to a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties.

         The decrease in operating expenses during 1997, as compared to 1996, is partially offset by an increase in operating expenses due to the fact that during 1997 the Partnership recognized real estate tax expense of approximately $40,200 and bad debt expense of approximately $32,400, relating to the Denny's and Po Folks Properties in Hagerstown, Maryland. These amounts relate to prior year amounts due from the former tenant that the current tenant of this Property had agreed to pay, as described above in "Liquidity and Capital Resources." However, the Partnership recorded these amounts as expenses during 1997, due to the fact that payment of these amounts by the current tenant now appears doubtful. The General Partners intend to pursue collection of past due amounts relating to this Property and will recognize any such amounts as income if collected. The decrease in operating expenses during 1996, as compared to 1995, was partially attributable to the fact that during 1996, the Partnership did not record real estate tax expense relating to the Denny's Property and Po Folks Property in Hagerstown, Maryland, as described above. The Partnership recorded such expenses during 1995. As a result of the former tenant of the Po Folks Property in Hagerstown, Maryland, defaulting under the terms of its lease in February 1995, the Partnership expects to continue to incur real estate tax expense and insurance expense until the Property is sold or leased to a new tenant.

         In addition, the decrease in operating expenses during 1996, as compared to 1995, is partially offset by an increase in accounting and administrative expenses associated with operating the Partnership and its Properties and an increase in insurance expense as a result of the General Partners' obtaining contingent liability and property coverage for the Partnership beginning in May 1995.

         As a result of the sales of the five Properties during 1997, and the sale of the parcel of land in Plant City, Florida, as described above in "Liquidity and Capital Resources," the Partnership recognized gains on sale of land and buildings totalling $1,027,590 during the year ended December 31, 1997. No Properties were sold during 1996 or 1995. In addition, during the years ended December 31, 1997 and 1995, the Partnership recorded an allowance for loss on land and building of $32,819 and $207,844, respectively, relating to the Po Folks Property in Hagerstown, Maryland. The allowance represented the difference between the carrying value of the Property at December 31, 1997 and 1995, and the net realizable value of the Property based on anticipated sales prices at December 31, 1997 and 1995.

         The General Partners of the Partnership are in the process of assessing and addressing the impact of the year 2000 on their computer package software. The hardware and built-in software are believed to be year 2000 compliant. Accordingly, the General Partners do not expect this matter to materially impact how the Partnership conducts business nor its current or future results of operations or financial position.

         The Partnership's leases as of December 31, 1997, are triple-net leases and, in general, contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income (for certain Properties) over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.


Item 8.   Financial Statements and Supplementary Data

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS








                                                          Page

Report of Independent Accountants                          15

Financial Statements:

  Balance Sheets                                           16

  Statements of Income                                     17

  Statements of Partners' Capital                          18

  Statements of Cash Flows                                 19

  Notes to Financial Statements                            21

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL Income Fund III, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


/s/ Coopers & Lybrand, L.L.P.
-------------------------------



Orlando, Florida
January 31, 1998

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                         December 31,
           ASSETS                                   1997              1996
           ------                                -----------      --------

Land and buildings on operating
  leases, less accumulated
  depreciation and allowance
  for loss on land and
  building                                       $14,635,583      $16,483,532
Net investment in direct
  financing leases                                   926,862          938,918
Investment in joint ventures                       1,179,762          643,912
Mortgage note receivable                             681,687               -
Cash and cash equivalents                            493,118           57,751
Restricted cash                                      251,879               -
Receivables, less allowance for
  doubtful accounts of $154,469
  and $70,142                                        102,420          321,831
Prepaid expenses                                      14,361            6,898
Lease costs, less accumulated
  amortization of $2,762 and
  $2,162                                               9,238            9,838
Accrued rental income, less
  allowance for doubtful accounts
  of $15,384 in 1997                                 154,738          114,738
Other assets                                          29,354           31,489
                                                 -----------      -----------

                                                 $18,479,002      $18,608,907
                                                 ===========      ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                 $     5,219      $    14,183
Accrued and escrowed real
  estate taxes payable                                11,897           72,827
Distributions payable                                594,000          594,000
Due to related parties                                97,388          102,859
Rents paid in advance and deposits                    20,745           88,325
                                                 -----------      -----------
    Total liabilities                                729,249          872,194

Minority interest                                    138,617          141,412

Partners' capital                                 17,611,136       17,595,301
                                                 -----------      -----------

                                                 $18,479,002      $18,608,907
                                                 ===========      ===========





                 See accompanying notes to financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                                Year Ended December 31,
                                                                   1997                1996               1995
                                                                ----------          ----------         -------
Revenues:
  Rental income from operating
    leases                                                      $1,859,911          $2,184,460         $2,115,798
  Earned income from direct
    financing leases                                                70,575              89,390             72,202
  Contingent rental income                                         157,648             157,993            143,039
  Interest and other income                                        100,816              26,496             22,386
                                                                ----------          ----------         ----------
                                                                 2,188,950           2,458,339          2,353,425
                                                                ----------          ----------         ----------

Expenses:
  General operating and admini-
    strative                                                       140,886             147,840            131,071
  Professional services                                             27,314              50,064             28,758
  Bad debt expense                                                  32,360                 924             11,418
  Real estate taxes                                                 47,165               1,973             50,815
  State and other taxes                                              9,924              11,973             11,322
  Depreciation and amortization                                    368,782             425,366            434,492
                                                                ----------          ----------         ----------
                                                                   626,431             638,140            667,876
                                                                ----------          ----------         ----------

Income Before Minority Interest
  in Income of Consolidated Joint
  Venture, Equity in Earnings (Loss)
  of Unconsolidated Joint Ventures,
  Gain on Sale of Land and
  Buildings and Provision for
  Loss on Land and Building                                      1,562,519           1,820,199          1,685,549

Minority Interest in Income of
  Consolidated Joint Ventures                                      (17,285)            (17,282)           (17,205)

Equity in Earnings (Loss) of
  Unconsolidated Joint Venture                                    (148,170)             11,740             22,015

Gain on Sale of Land and Buildings                               1,027,590                  -                  -

Provision for Loss on Land and
  Building                                                         (32,819)                 -            (207,844)
                                                                ----------          ----------         ----------

Net Income                                                      $2,391,835          $1,814,657         $1,482,515
                                                                ==========          ==========         ==========

Allocation of Net Income:
  General partners                                              $   18,306          $   18,147         $   13,906
  Limited partners                                               2,373,529           1,796,510          1,468,609
                                                                ----------          ----------         ----------

                                                                $2,391,835          $1,814,657         $1,482,515
                                                                ==========          ==========         ==========

Net Income Per Limited Partner
  Unit                                                          $    47.47          $    35.93         $    29.37
                                                                ==========          ==========         ==========

Weighted Average Number of
  Limited Partner Units
  Outstanding                                                       50,000              50,000             50,000
                                                                ==========          ==========         ==========




                 See accompanying notes to financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 1997, 1996 and 1995



                                  General Partners                     Limited Partners
                                            Accumu-                                  Accumu-
                                 Contri-    lated        Contri-      Distri-        lated      Syndication
                                 butions   Earnings      butions      butions       Earnings       Costs          Total
                                --------   --------    -----------  ------------  -----------   -----------    --------
Balance, December 31, 1994      $161,500   $127,752    $25,000,000  $(16,021,640) $12,647,415   $(2,864,898)   $19,050,129

  Distributions to limited
    partners ($47.52 per
    limited partner unit)             -          -              -     (2,376,000)          -             -      (2,376,000)
  Net income                          -      13,906             -             -     1,468,609            -       1,482,515
                                --------   --------    -----------  ------------  -----------   -----------    -----------

Balance, December 31, 1995       161,500    141,658     25,000,000   (18,397,640)  14,116,024    (2,864,898)    18,156,644

  Distributions to limited
    partners ($47.52 per
    limited partner unit)             -          -              -     (2,376,000)          -             -      (2,376,000)
  Net income                          -      18,147             -             -     1,796,510            -       1,814,657
                                --------   --------    -----------  ------------  -----------   -----------    -----------

Balance, December 31, 1996       161,500    159,805     25,000,000   (20,773,640)  15,912,534    (2,864,898)    17,595,301

  Distributions to limited
    partners ($47.52 per
    limited partner unit)             -          -              -     (2,376,000)          -             -      (2,376,000)
  Net income                          -      18,306             -             -     2,373,529            -       2,391,835
                                --------   --------    -----------  ------------  -----------   -----------    -----------

Balance, December 31, 1997      $161,500   $178,111    $25,000,000  $(23,149,640) $18,286,063   $(2,864,898)   $17,611,136
                                ========   ========    ===========  ============  ===========   ===========    ===========












                 See accompanying notes to financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                            Year Ended December 31,
                                                               1997                  1996                 1995
                                                            -----------          -----------          --------
Increase (Decrease) in Cash and
  Cash Equivalents:

    Cash Flows From Operating
      Activities:
        Cash received from
          tenants                                           $ 2,268,568          $ 2,226,794          $ 2,340,729
        Distributions from
          unconsolidated joint
          ventures                                               19,647               31,670               47,499
        Cash paid for expenses                                 (325,067)            (175,148)            (198,797)
        Interest received                                        58,541                8,438               14,006
                                                            -----------          -----------          -----------
            Net cash provided
              by operating
              activities                                      2,021,689            2,091,754            2,203,437
                                                            -----------          -----------          -----------

    Cash Flows From Investing
      Activities:
        Proceeds from sale of
          land and buildings                                  3,023,357                   -                    -
        Deposit received on sale
          of land parcel                                             -                51,400                   -
        Additions to land and
          buildings                                          (1,272,960)                  -                    -
        Investment in joint
          ventures                                             (703,667)                  -                    -
        Collections on note
          receivable                                              6,270                   -                    -
        Increase in restricted
          cash                                                 (245,377)                  -                    -
        Decrease (increase) in
          other assets                                            2,135               (2,135)                  -
                                                            -----------          -----------          ----------
            Net cash provided
              by investing
              activities                                        809,758               49,265                   -
                                                            -----------          -----------          ----------

    Cash Flows From Financing
      Activities:
        Proceeds from loans from
          corporate general partner                             117,000              661,400                   -
        Repayment of loans from
          corporate general partner                            (117,000)            (661,400)                  -
        Distributions to holder
          of minority interest                                  (20,080)             (20,082)             (19,997)
        Distributions to
          limited partners                                   (2,376,000)          (2,376,000)          (2,376,000)
                                                            -----------          -----------          -----------
            Net cash used in
              financing
              activities                                     (2,396,080)          (2,396,082)          (2,395,997)
                                                            -----------          -----------          -----------

Net Increase (Decrease) in
  Cash and Cash Equivalents                                     435,367             (255,063)            (192,560)

Cash and Cash Equivalents at
  Beginning of Year                                              57,751              312,814              505,374
                                                            -----------          -----------          -----------

Cash and Cash Equivalents at
  End of Year                                               $   493,118          $    57,751          $   312,814
                                                            ===========          ===========          ===========

                 See accompanying notes to financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                                                                           Year Ended December 31,
                                                               1997                  1996                 1995
                                                            -----------          -----------          --------
Reconciliation of Net Income
  to Net Cash Provided by
  Operating Activities:

    Net income                                              $ 2,391,835          $ 1,814,657          $ 1,482,515
                                                            -----------          -----------          -----------
    Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
        Depreciation                                            368,182              424,766              433,892
        Amortization                                                600                  600                  600
        Minority interest in
          income of consolidated
          joint venture                                          17,285               17,282               17,205
        Equity in earnings of
          unconsolidated joint
          ventures, net of
          distributions                                         167,817               19,930               25,484
        Gain on sale of land
          and buildings                                      (1,027,590)                  -                    -
        Provision for loss on
          land and building                                      32,819                   -               207,844
        Decrease (increase) in
          receivables                                           214,793             (215,193)               9,339
        Decrease in net investment
          in direct financing
          leases                                                 12,056                7,331                5,358
        Increase in prepaid
          expenses                                               (7,463)              (1,297)              (1,778)
        Decrease (increase) in
          accrued rental income                                 (40,000)             (32,667)               7,161
        Decrease in accounts
          payable and accrued
          expenses                                              (71,844)              (4,732)             (21,689)
        Increase (decrease) in
          due to related parties                                (20,621)              48,944               51,578
        Increase (decrease) in
          rents paid in advance
          and deposits                                          (16,180)              12,133              (14,072)
                                                            -----------          -----------          -----------
            Total adjustments                                  (370,146)             277,097              720,922
                                                            -----------          -----------          -----------
Net Cash Provided by Operating
  Activities                                                $ 2,021,689          $ 2,091,754          $ 2,203,437
                                                            ===========          ===========          ===========

Supplemental Schedule of
  Non-Cash Investing and
  Financing Activities:

    Mortgage note accepted as
      consideration in sale of
      land and building                                     $   685,000          $        -           $        -
                                                            ===========          ===========          ==========

    Deferred real estate dis-
      position fee incurred and
      unpaid at December 31                                 $    15,150          $        -           $        -
                                                            ===========          ===========          ==========

    Distributions declared and
      unpaid at December 31                                 $   594,000          $   594,000          $   594,000
                                                            ===========          ===========          ===========

                 See accompanying notes to financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1997, 1996 and 1995


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

                  Years Ended December 31, 1997, 1996 and 1995


1.       Significant Accounting Policies - Continued:

                  a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the property is placed in service.

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date.

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, will be removed from the accounts and gains or losses from sales will be reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. Although the general partners have made their best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect the general partners' estimate of net cash flows expected to be generated from its properties and the need for asset impairment write-downs. If an impairment is indicated, the assets are adjusted to their fair value.

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

         Investment in Joint Ventures - The Partnership accounts for its 69.07% interest in Tuscawilla Joint Venture using the consolidation method. Minority interest represents the minority joint venture partners' proportionate share of the

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


1.       Significant Accounting Policies - Continued:

         equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

         The Partnership's investment in Titusville Joint Venture and a property in each of Englewood, Colorado and Miami, Florida, held as tenants-in-common with affiliates, is accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

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

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


1.       Significant Accounting Policies - Continued:

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

2.       Leases:

         The Partnership leases its land and buildings primarily to operators of national and regional fast-food restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The leases generally are classified as operating leases, however, a few of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portion of these leases are operating leases. Substantially all leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant generally pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two or four successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:
                                                 1997            1996
                                              -----------     -------

                  Land                        $ 7,325,960     $ 7,835,279
                  Buildings                    10,891,910      12,467,020
                                              -----------     -----------
                                               18,217,870      20,302,299
                  Less accumulated
                    depreciation               (3,341,624)     (3,610,923)
                                              -----------     -----------
                                               14,876,246      16,691,376
                  Less allowance for loss
                    on land and building         (240,663)       (207,844)
                                              -----------     -----------

                                              $14,635,583     $16,483,532
                                              ===========     ===========

         In 1995, the Partnership recorded an allowance for loss on land and building in the amount of $207,844 for financial reporting purposes for the Po Folks property in Hagerstown, Maryland. In addition, during 1997, the Partnership increased the allowance for loss on land and building by an additional $32,819 for such property. The allowance represents the difference between (i) the property's carrying value at December 31, 1997 and 1995, and (ii) the estimated net realizable value of the property based on the anticipated sales price relating to this property as of such dates.

         In January 1997, the Partnership sold its property in Chicago, Illinois, to a third party, for $505,000 and received net sales proceeds of $496,418, resulting in a gain of $3,827 for financial reporting purposes. The Partnership used $452,000 of the net sales proceeds to pay liabilities of the Partnership, including quarterly distributions to the limited partners. The balance of the funds were used to pay past due real estate taxes relating to this property incurred by the Partnership as a result of the former tenant declaring bankruptcy.

         In March 1997, the Partnership sold its property in Bradenton, Florida, to the tenant, for $1,332,154 and received net sales proceeds (net of $4,330 which represents real estate tax amounts due from tenant) of $1,305,671, resulting in a gain of $361,368 for financial reporting purposes. This property was originally acquired by the Partnership in June 1988 and had a cost of approximately $1,080,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $229,500 in

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


3.       Land and Buildings on Operating Leases - Continued:

         excess of its original purchase price. In June 1997, the Partnership reinvested approximately $1,276,000 of the net sales proceeds received in a property in Fayetteville, North Carolina.

         In April 1997, the Partnership sold its property in Kissimmee, Florida, to a third party, for $692,400 and received net sales proceeds of $673,159, resulting in a gain of $271,929 for financial reporting purposes. This property was originally acquired by the Partnership in March 1988 and had a cost of approximately $474,800, excluding acquisition fees and miscellaneous acquisition expense; therefore, the Partnership sold the property for approximately $196,400 in excess of its original purchase price. In July 1997, the Partnership reinvested approximately $511,700 of these net sales proceeds in a property located in Englewood, Colorado, as tenants-in-common with an affiliate of the general partners (see Note 5).

         In April 1996, the Partnership received $51,400 as partial settlement in a right of way taking relating to a parcel of land of the property in Plant City, Florida. In April 1997, the Partnership received the remaining proceeds of $73,600 finalizing the sale of the land parcel. In connection therewith, the Partnership recognized a gain of $94,320 for financial reporting purposes.

         In addition, in June 1997, the Partnership sold its property in Roswell, Georgia, to a third party for $985,000 and received net sales proceeds of $942,981, resulting in a gain of $237,608 for financial reporting purposes. This property was originally acquired by the Partnership in June 1988 and had a cost of approximately $775,200, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $167,800 in excess of its original purchase price. In connection therewith, the Partnership received $257,981 in cash and accepted the remaining sales proceeds in the form of a promissory note in the principal sum of $685,000 (see Note 6). In addition, in December 1997, the Partnership reinvested approximately $192,000 of the net sales proceeds in a property located in Miami, Florida, as tenants-in-common, with an affiliate of the general partners (see Note 5).

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


3.       Land and Buildings on Operating Leases - Continued:

         In October 1997, the Partnership sold its property in Mason City, Iowa, to the tenant for $218,790 and received net sales proceeds (net of $511 which represents prorated rent returned to the tenant) of $216,528, resulting in a gain of $58,538 for financial reporting purposes. This property was originally acquired by the Partnership in March 1988 and had a cost of approximately $190,300, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $26,700 in excess of its original purchase price.

         Some leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1997, 1996 and 1995, the Partnership recognized $40,000, $32,667 and $27,669, respectively, of such rental income.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1997:

                  1998                     $ 1,534,701
                  1999                       1,547,630
                  2000                       1,547,630
                  2001                       1,552,155
                  2002                       1,529,200
                  Thereafter                 8,374,163
                                           -----------

                                           $16,085,479

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease term. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenants' gross sales.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


4.       Net Investment in Direct Financing Leases:

         The following lists the components of net investment in direct financing leases at December 31:

                                                     1997           1996
                                                  -----------   --------

                  Minimum lease payments
                    receivable                    $ 2,191,519   $ 2,340,192
                  Estimated residual value            239,432       239,432
                  Less unearned income             (1,504,089)   (1,640,706)
                                                  -----------   -----------

                  Net investment in direct
                    financing leases              $   926,862   $   938,918
                                                  ===========   ===========

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1997:

                  1998                              $  148,672
                  1999                                 148,672
                  2000                                 148,672
                  2001                                 148,672
                  2002                                 148,672
                  Thereafter                         1,448,159
                                                    ----------

                                                    $2,191,519

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

5.       Investment in Joint Ventures:

         The Partnership has a 73.4% interest in the profits and losses of Titusville Joint Venture which is accounted for using the equity method. The remaining interest in the Titusville Joint Venture is held by an affiliate of the Partnership which has the same general partners.

         In July 1997, the Partnership acquired a property in Englewood Colorado, as tenants-in-common with an affiliate of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate, and amounts relating to its investment are included in investment in joint ventures. As of December 31, 1997, the Partnership owned a 32.77% interest in this property.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


5.       Investment in Joint Ventures - Continued:

         In addition, in December 1997, the Partnership acquired a property in Miami, Florida, as tenants-in-common with affiliates of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with affiliates, and amounts relating to its investment are included in investment in joint ventures. As of December 31, 1997, the Partnership owned a 9.84% interest in this property.

         Titusville Joint Venture and the Partnership and affiliates, as tenants-in-common in two separate tenancy-in-common arrangements, each own and lease one property to operators of national fast-food or family-style restaurants. The following presents the joint venture's condensed financial information at December 31:

                                                         1997        1996
                                                       --------    ------

                  Land and building on
                    operating leases, less
                    accumulated depreciation
                    and allowance for loss
                    on land and building             $3,152,962    $822,072
                  Net investment in direct
                    financing leases                  1,003,680          -
                  Cash                                   16,481       9,677
                  Receivables                                -       11,233
                  Accrued rental income                  11,621      17,700
                  Other assets                            1,480      29,631
                  Liabilities                            18,722       9,665
                  Partners' capital                   4,167,502     880,648
                  Revenues                               82,837      51,778
                  Net income (loss)                    (157,912)     15,995

         The Partnership recognized a loss totalling $148,170 for the year ended December 31, 1997 and income of $11,740 and $22,015 for the years ended December 31, 1996 and 1995, respectively, from these joint ventures.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995

6.       Mortgage Note Receivable:

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

         The mortgage note receivable consisted of the following at December 31:

                                                      1997              1996
                                                   ---------         -------

                  Principal balance                 $678,730          $     -
                  Accrued interest
                    receivable                         2,957                -
                                                    --------          -------

                                                    $681,687          $     -
                                                    ========          =======

         The general partners believe that the estimated fair value of the mortgage note receivable at December 31, 1997, approximates the outstanding principal amount based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

7.       Receivables:

         During  1996,  the  Partnership  terminated  its lease  with the former tenant of its properties in Hagerstown, Maryland. In connection therewith, the Partnership wrote off approximately $238,300 included in receivables relating to both the Denny's and Po Folks properties in Hagerstown, Maryland, and the related allowance for doubtful accounts. In October 1996, the Partnership entered into a lease agreement with a new tenant to operate the Denny's restaurant located on the Partnership's property and accepted a promissory note from the current tenant whereby $25,000, which had been included in receivables for past due rents from the former tenant, was converted to a loan receivable held by the Partnership to facilitate the asset purchase agreement between the former and current tenants. The promissory note bears interest of ten percent per annum and is being collected in 36 equal monthly installments of $807 and commenced in October 1996. Receivables at December 31, 1997 and 1996, include $16,318 and $23,240, respectively, including accrued interest of $164 and $50, respectively, relating to the promissory note.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


8.       Restricted Cash:

         As of December 31, 1997, net sales proceeds of $245,377 from the sale of the property in Bradenton, Florida and Mason City, Iowa, plus accrued interest of $6,502, were being held in interest-bearing escrow accounts pending the release of funds by the escrow agent to acquire additional properties on behalf of the Partnership.

9.       Allocations and Distributions:

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

         During each of the years ended December 31, 1997, 1996 and 1995, the Partnership declared distributions to the limited partners of $2,376,000. No distributions have been made to the general partners to date.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995

10.      Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                1997             1996              1995
                                                             ----------       ----------        -------
                  Net income for financial
                    reporting purposes                       $2,391,835       $1,814,657        $1,482,515

                  Depreciation for tax
                    reporting purposes
                    in excess of depreciation
                    for financial reporting
                    purposes                                    (21,782)          (9,754)             (628)

                  Allowance for loss on
                    land and building                            32,819               -            207,844

                  Direct financing leases
                    recorded as operating
                    leases for tax reporting
                    purposes                                     12,056            7,330             5,358

                  Gain on sale of land for
                    tax reporting purposes                           -            20,724                -

                  Gain on sale of land and
                    buildings for financial
                    reporting purposes in
                    excess of gain on sale
                    for tax reporting
                    purposes                                   (689,281)              -                 -

                  Equity in earnings of joint
                    ventures for tax reporting
                    purposes in excess of (less
                    than) equity in earnings of
                    joint ventures for
                    financial reporting
                    purposes                                    140,707           (1,329)           (1,769)

                  Allowance for doubtful
                    accounts                                     84,326         (283,135)           42,770

                  Accrued rental income                         (40,000)         (32,667)            7,161

                  Rents paid in advance                         (16,680)          12,133           (14,572)

                  Minority interest in
                    timing differences
                    of consolidated joint
                    venture                                        (133)            (162)             (106)
                                                             ----------       ----------        ----------

                  Net income for federal
                    income tax purposes                      $1,893,867       $1,527,797        $1,728,573
                                                             ==========       ==========        ==========

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


11.      Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the parent company of CNL Securities Corp. and CNL Fund Advisors, Inc. James M. Seneff, Jr. is director and chief executive officer of CNL Securities Corp. and is director, chairman of the board of directors and chief executive officer of CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, is director and president of CNL Securities Corp., is director, vice chairman of the board of directors and treasurer of CNL Fund Advisors, Inc. and served as president of CNL Fund Advisors, Inc through October 1997.

         During the years ended December 31, 1997, 1996 and 1995, certain Affiliates acted as manager of the Partnership's properties pursuant to a property management agreement with the Partnership. In connection therewith, the Partnership agreed to pay Affiliates an annual, noncumulative, subordinated management fee of one-half of one percent of the Partnership assets under management (valued at cost) annually. The property management fee is limited to one percent of the sum of gross operating revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross operating revenues from joint ventures or competitive fees for comparable services. In addition, these fees will be incurred and will be payable only after the limited partners receive their aggregate, noncumulative 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no property management fees will be due or payable for such year. As a result of such threshold, no property management fees were incurred during the years ended December 31, 1997, 1996 and 1995.

         Certain Affiliates are also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one- percent of the sales price if the Affiliates provide a substantial amount of services in connection with the sales. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. During the year ended

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


11.      Related Party Transactions - Continued:

         December 31, 1997, the Partnership incurred $15,150 in deferred, subordinated real estate disposition fees as a result of the Partnership's sale of the Property in Chicago, Illinois. No deferred, subordinated real estate disposition fees were incurred for the years ended December 31, 1996 and 1995.

         During the years ended December 31, 1997, 1996 and 1995, the Affiliates provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $87,056, $85,906 and $78,597 for the years ended December 31, 1997, 1996 and 1995, respectively, for such services.

         The due to related parties consisted of the following at December 31:

                                                        1997         1996
                                                      --------     ------

                  Due to Affiliates:
                    Expenditures incurred on
                      behalf of the Partnership       $ 38,492     $ 56,942
                    Accounting and administrative
                      services                          43,746       45,917
                    Deferred, subordinated real
                      estate disposition fee            15,150           -
                                                      --------     -------

                                                      $ 97,388     $102,859
                                                      ========     ========

12.      Concentration of Credit Risk:

         For the years ended December 31, 1997, 1996 and 1995, rental income from Golden Corral Corporation was $474,553, $490,196 and $470,952, respectively, representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from the joint venture and the properties held as tenants-in-common with affiliates).

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


12.      Concentration of Credit Risk - Continued:

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from the joint venture and the properties held as tenants-in-common with affiliates) for at least one of the years ended December 31:

                                            1997       1996        1995
                                          --------   --------    ------

                  Golden Corral
                    Family Steakhouse
                    Restaurants           $474,553   $490,196    $470,952
                  KFC                      261,415    254,646     279,075
                  Pizza Hut                255,055    292,795     289,161
                  Taco Bell                250,140    254,395     260,119
                  Denny's                  229,537    355,123     254,043
                  Perkins                  154,819    276,114     276,114

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

13.      Subsequent Event:

         In January 1998, the Partnership sold its property in Fernandina Beach, Florida, to the tenant, for $730,000 and received net sales proceeds (net of $3,018 which represents prorated rent collected at closing) of $724,672, resulting in a gain of approximately $264,000 for financial reporting purposes.

         In addition, in January 1998, the Partnership sold its property in Daytona Beach, Florida to the tenant, for $1,050,000 and received net sales proceeds (net of $1,975 which represents prorated rent returned to the tenant) of $1,007,001, resulting in a gain of approximately $299,300 for financial reporting purposes.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


13.      Subsequent Event - Continued:

         In January 1998, the Partnership used the net sales proceeds from the sale of the property in Kissimmee, Florida, to acquire a property in Overland Park, Kansas, as tenants-in-common with affiliates of the general partners. In connection therewith, the Partnership contributed approximately $415,600 for a 25.84% interest in such property.

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

         James M. Seneff, Jr., age 51, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, director and Chief Executive Officer since its formation in 1980. CNL Group, Inc. is the parent company of CNL Securities Corp., CNL Investment Company, CNL Fund Advisors, Inc., CNL Real Estate Advisors, Inc. and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc. Mr. Seneff is Chief Executive Officer, and has been a director and registered principal of CNL Securities Corp., which served as the managing dealer in the Partnership's offering of Units, since its formation in 1979. Mr. Seneff also has held the position of President and a director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer and Chairman of the Board of CNL Investment Company, and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc. since 1992, has served as the Chairman of the Board and the Chief Executive Officer of CNL Realty Advisors, Inc. since its inception in 1991 through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., served as Chairman of the Board and Chief Executive Officer of CNL Income Fund Advisors, Inc. since its inception in 1994 through December 31, 1995, has served as a director, Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc. since its inception in 1994, and has held the position of Chief Executive Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. In addition, Mr. Seneff has served as a director, Chairman of the Board and Chief Executive Officer of CNL American Properties Fund, Inc. since 1994, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 50, is President and Treasurer of CNL Group, Inc., President, a director and a registered principal of CNL Securities Corp., President and a director of CNL Investment Company, and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc., and Chief Investment Officer, Vice Chairman of the Board of Directors, a director and Treasurer of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne served as President of CNL Institutional Advisors, Inc. from the date of its inception through June 30, 1997 and served as President of CNL Fund Advisors, Inc. from the date of its inception through October 1997. Mr. Bourne currently serves as Vice Chairman of the Board of Directors and as Treasurer of CNL Fund Advisors, Inc. Mr. Bourne also has served as a director since 1992, as President from July 1992 to February 1996, as Secretary and Treasurer from February 1996 through December 1997, and since February 1996, served as Vice Chairman of the Board of Directors of Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as a director since its inception in 1991, as President from 1991 to February 1996, as Secretary from February 1996 to July 1996, and since February 1996, served as Treasurer and Vice Chairman of CNL Realty Advisors, Inc. through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as President and a director of CNL American Properties Fund, Inc. since 1994, and has served as President and a director of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978, was employed by Coopers & Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987, he was a partner in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner.

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

         CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

         CNL Group, Inc., which is the parent company of CNL Fund Advisors, Inc., was organized in 1980 under the laws of the State of Florida. CNL Group, Inc. is a diversified real estate company which provides a wide range of real estate, development and financial services to companies in the United States through the activities of its subsidiaries. These activities are primarily focused on the franchised restaurant and hospitality industries. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Group, Inc.

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

         Curtis B. McWilliams, age 42, joined CNL Fund Advisors, Inc. in April 1997 and currently serves as President of CNL Fund Advisors, Inc. and as Executive Vice President of CNL American Properties Fund, Inc. In addition, Mr. McWilliams serves as Executive Vice President of CNL Group, Inc. and as President of CNL Financial Services, Inc. and certain other subsidiaries of CNL Group, Inc. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch. From January 1991 to August 1996, Mr. McWilliams was a managing director in the corporate banking group of Merrill Lynch's investment banking division. During this time, he was a senior relationship manager with Merrill Lynch and as such was responsible for a number of the firm's larger clients. From February 1990 to February 1993, he also served as co-head of one of the Industrial Banking Groups within Merrill Lynch's investment banking division and had administrative responsibility for a group of bankers and client relationships, including the firm's transportation group. From September 1996 to March 1997, Mr. McWilliams served as Chairman of Merrill Lynch's Private Advisory Services. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 39, is the Chief Operating Officer and Executive Vice President of CNL Fund Advisors, Inc. and CNL American Properties Fund, Inc. and serves as Executive Vice President of CNL American Realty Fund, Inc. and CNL Real Estate Advisors, Inc. Mr. Walker joined CNL Fund Advisors, Inc. in September 1994, as Senior Vice President, responsible for Research and Development. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 49, a certified public accountant, has served as Chief Financial Officer of CNL Group, Inc. since December 1993, has served as Secretary of CNL Group, Inc. since 1987, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, served as a director and Secretary of CNL Realty Advisors, Inc. since its inception in 1991 through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996, Secretary of CNL Income Fund Advisors, Inc. since its inception in 1994 to December 1995, and a director, Secretary and Treasurer of CNL Fund Advisors, Inc. since 1994 and has served as a director, Secretary and Treasurer of CNL Real Estate Advisors, Inc. since January 1997. Ms. Rose also has served as Secretary and Treasurer of CNL American Properties Fund, Inc. since 1994, and has served as Secretary and Treasurer of CNL American Realty Fund, Inc. since 1996. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the management information services, administration, legal compliance, accounting, tenant compliance, and reporting for over 300 corporations, partnerships, and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida. She was licensed as a certified public accountant in 1979.

         Jeanne A. Wall, age 39, has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. In 1985, Ms. Wall became Vice President of CNL Securities Corp., in 1987, she became Senior Vice President and in July 1997, she became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, partnership administration and investor services for programs offered through participating brokers, and corporate communications for CNL Group, Inc. and Affiliates. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991 through 1997, as Vice President of Commercial Net Lease Realty, Inc. from 1992 through 1997, as Executive Vice President of CNL Fund Advisors, Inc. since 1994, and as Executive Vice President of CNL American Properties Fund, Inc. since 1994. In addition, Ms. Wall has served as Executive Vice President of CNL Real Estate Advisors, Inc. since January 1997 and as Executive Vice President of CNL American Realty Fund, Inc. since 1996. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 34, has served as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996 and as Chief Financial Officer of CNL American Properties Fund, Inc. since January 1997. Mr. Shackelford joined CNL Fund Advisors, Inc. in September 1996. From March 1995 to July 1996, he was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business
Administration   from  Florida  State  University  and  is  a  certified  public accountant.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 13, 1998, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 13, 1998, the beneficial ownership interests of the General Partners in the Registrant.

                 Title of Class                    Name of Partner                    Percent of Class
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

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1997, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

==========================================================================================================================
                Type of                                                                       Amount Incurred
             Compensation                               Method of                               For the Year
             and Recipient                             Computation                        Ended December 31, 1997
Reimbursement to affiliates for          Operating expenses are reimbursed        Operating expenses incurred on
operating expenses                       at the lower of cost or 90 percent       behalf of the Partnership: $71,681
                                         of the prevailing rate at which
                                         comparable services could have           Accounting and administrative
                                         been obtained in the same                services:  $87,056
                                         geographic area.  If the General
                                         Partners or their affiliates loan
                                         funds to the Partnership, the
                                         General Partners or their affiliates
                                         will be reimbursed for the interest
                                         and fees charged to them by
                                         unaffiliated lenders for such loans.
                                         Affiliates of the General Partners
                                         from time to time incur certain
                                         operating expenses on behalf of
                                         the Partnership for which the
                                         Partnership reimburses the
                                         affiliates without interest.

Annual, subordinated property            One-half of one percent per year            $ - 0 -
management fee to affiliates             of Partnership assets under
                                         management     (valued     at    cost),
                                         subordinated to certain minimum returns
                                         to the Limited  Partners.  The property
                                         management  fee  will  not  exceed  the
                                         lesser   of  one   percent   of   gross
                                         operating  revenues or competitive fees
                                         for  comparable  services.  Due  to the
                                         fact that these fees are noncumulative,
                                         if the Limited  Partners do not receive
                                         their  10%  Preferred   Return  in  any
                                         particular  year,  no  management  fees
                                         will be due or payable for such year.
==========================================================================================================================



==========================================================================================================================
                Type of                                                                       Amount Incurred
             Compensation                               Method of                               For the Year
             and Recipient                             Computation                         Ended December 31, 1997
Deferred, subordinated real estate       A deferred, subordinated real               $15,150
disposition fee payable to               estate disposition fee, payable
affiliates                               upon sale of one or more
                                         Properties,  in an amount  equal to the
                                         lesser of (i) one-half of a competitive
                                         real estate  commission,  or (ii) three
                                         percent  of the  sales  price  of  such
                                         Property or Properties. Payment of such
                                         fee shall be made only if affiliates of
                                         the   General    Partners   provide   a
                                         substantial   amount  of   services  in
                                         connection  with the sale of a Property
                                         or Properties and shall be subordinated
                                         to  certain   minimum  returns  to  the
                                         Limited Partners.  However,  if the net
                                         sales  proceeds  are  reinvested  in  a
                                         replacement   property,  no  such  real
                                         estate disposition fee will be incurred
                                         until such replacement property is sold
                                         and  the   net   sales   proceeds   are
                                         distributed.

General Partners' deferred, sub-         A deferred, subordinated share              $ - 0 -
ordinated share of Partnership net       equal to one percent of
cash flow                                Partnership distributions of net
                                         cash flow, subordinated to certain
                                         minimum returns to the Limited
                                         Partners.

General Partners' deferred, sub-         A deferred, subordinated share              $ - 0 -
ordinated share of Partnership net       equal to five percent of
sales proceeds from a sale or            Partnership distributions of such
sales                                    net sales proceeds, subordinated to
                                         certain minimum returns to the
                                         Limited Partners.
==========================================================================================================================

                                                      PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.  Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1997 and 1996

                  Statements of Income for the years ended December 31, 1997, 1996 and 1995

                  Statements of Partners' Capital for the years ended December 31, 1997, 1996 and 1995

                  Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

                  Notes to Financial Statements

         2.  Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1997, 1996 and 1995

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1997

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 1997

                  Schedule IV - Mortgage  Loans on Real  Estate at December  31,
                  1997

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

        27        Financial Data Schedule (Filed herewith.)

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 1997 through December 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1998.

                                    CNL INCOME FUND III, LTD.

                                    By:      CNL REALTY CORPORATION
                                             General Partner

                                             /s/ Robert A. Bourne
                                             ------------------------------
                                             ROBERT A. BOURNE, President


                                    By:      ROBERT A. BOURNE
                                             General Partner

                                             /s/ Robert A. Bourne
                                             -----------------------------
                                             ROBERT A. BOURNE

                                    By:      JAMES M. SENEFF, JR.
                                             General Partner

                                             /s/ James M. Seneff, Jr.
                                             -----------------------------
                                             JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

==========================================================================================================================
               Signature                                  Title                                    Date
/s/ Robert A. Bourne                     President, Treasurer and  Director                   March 30, 1998
-------------------------------------    (Principal  Financial  and Accounting
Robert A. Bourne                         Officer)


/s/ James M. Seneff, Jr.                 Chief Executive Officer and Director                 March 30, 1998
-----------------------------------      (Principal Executive  Officer)
James M. Seneff, Jr.
==========================================================================================================================

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1997, 1996 and 1995



                                                Additions                           Deductions
                                                                                              Collected
                                                                                              or Deter-
                          Balance at   Charged to         Charged to           Deemed         mined to        Balance
                           Beginning    Costs and           Other             Uncollec-        be Col-        at End
Year     Description        of Year     Expenses           Accounts             tible         lectible        of Year
----     -----------      ----------   ----------        -----------         -----------      ---------      --------

1995     Allowance for
           doubtful
           accounts (a)    $310,507     $10,681           $138,933(b)         $ 53,946(c)      $ 18,068       $388,107
                           ========     =======           ========            ========         ========       ========


1996     Allowance for
           doubtful
           accounts (a)    $388,107     $   924           $ 62,167(b)         $273,165(c)      $107,891       $ 70,142
                           ========     =======           ========            ========         ========       ========

1997     Allowance for
           doubtful
           accounts (a)    $ 70,142     $72,572           $ 97,281(b)         $ 70,142(c)      $     -        $169,853
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

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997



                                                                                             Costs Capitalized
                                                                                                 Subsequent
                                                             Initial Cost                      To Acquisition
                                                                          Buildings
                                          Encum-                             and             Improve-      Carrying
                                         brances           Land          Improvements         ments         Costs
Properties the Partnership has
  Invested in Under Operating
  Leases:

    Burger King Restaurant:
      Kansas City, Missouri                   -         $  236,055       $   573,739        $       -      $     -

    Darryl's Restaurant:
      Fayetteville, North Carolina            -            688,672           584,290                -            -

    Denny's Restaurants:
      Hagerstown, Maryland                    -            332,665                -                 -            -
      Hazard, Kentucky                        -            196,801                -            489,749           -
      Daytona Beach, Florida                  -            153,159           369,125           446,200           -

    Golden Corral Family
      Steakhouse Restaurants:
        Altus, Oklahoma                       -            149,756           449,269                -            -
        Hastings, Nebraska                    -            110,800           332,400            23,636           -
        Wichita, Kansas (f)                   -            147,349           442,045                -            -
        Stockbridge, Georgia                  -            384,644           685,511                -            -
        Washington, Illinois                  -            221,680           517,833                -            -
        Schererville, Indiana (f)             -            211,690           531,801                -            -

    KFC Restaurants:
      Calallen, Texas                         -            219,432                -            332,043           -
      Katy, Texas                             -            266,768                -            279,486           -
      Burnsville, Minnesota                   -            196,159                -            437,895           -
      Page, Arizona                           -            328,729                -            270,755           -

    Perkins Restaurant:
      Flagstaff, Arizona                      -            372,546                -            669,471           -

    Pizza Hut Restaurants:
      Jacksboro, Texas                        -             54,274           147,337                -            -
      Seminole, Texas                         -            183,284           134,531                -            -
      Winter Springs, Florida                 -            268,128           270,372                -            -
      Austin, Texas                           -            301,778           372,137                -            -

    Po Folks Restaurant:
      Hagerstown, Maryland (h)                -            579,990                -            638,320           -

    Popeyes Famous Fried
      Chicken Restaurant:
        Plant City, Florida                   -            244,451                -            360,342           -

    Red Oaks Steakhouse Restaurant:
      Canton Township, Michigan (g)           -            296,945                -                 -            -



                                                                                                                         Life
                                                                                                                       on Which
                   Gross Amount at Which Carried                                                                      Depreciation
                        at Close of Period (c)                                                                         in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
           Land            Improvements           Total           Depreciation       struction       Acquired          Computed
        ----------         ------------        -----------        ------------       ---------       --------        ----------





        $  236,055         $    573,739        $   809,794          $  192,840        1984           12/87              (b)


           688,672              584,290          1,272,962              10,805        1984           06/97              (b)


           332,665               (e)               332,665                 -          1988           12/87              (d)
           196,801              489,749            686,550             139,442        1988           02/88              (b)
           153,159              815,325            968,484             257,054        1988           06/88              (b)



           149,756              449,269            599,025             153,500        1987           10/87              (b)
           110,800              356,036            466,836             121,055        1987           10/87              (b)
           147,349              442,045            589,394             149,804        1987           11/87              (b)
           384,644              685,511          1,070,155             230,408        1987           11/87              (b)
           221,680              517,833            739,513             175,488        1987           12/87              (b)
           211,690              531,801            743,491             180,221        1987           12/87              (b)


           219,432              332,043            551,475             105,147        1988           12/87              (b)
           266,768              279,486            546,254              90,445        1988           02/88              (b)
           196,159              437,895            634,054             136,234        1988           02/88              (b)
           328,729              270,755            599,484              86,867        1988           02/88              (b)


           372,546              669,471          1,042,017             206,420        1988           06/88              (b)


            54,274              147,337            201,611              49,522        1983           12/87              (b)
           183,284              134,531            317,815              45,218        1977           12/87              (b)
           268,128              270,372            538,500              90,499        1987           01/88              (b)
           301,778              372,137            673,915             122,495        1987           02/88              (b)


           579,990              638,320          1,218,310             194,169        1988           12/87              (b)



           244,451              360,342            604,793             116,611        1988           11/87              (b)


           296,945                (e)              296,945                  -         1988           02/88              (d)

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1997



                                                                                                  Costs Capitalized
                                                                                                      Subsequent
                                                                  Initial Cost                       To Acquisition
                                                                                Buildings
                                               Encum-                             and             Improve-      Carrying
                                              brances           Land          Improvements         ments         Costs
    Taco Bell Restaurants:
      Fernandina Beach, Florida                    -            190,348                -            395,955           -
      Bishop, California                           -            363,965                -            272,151           -
      Longwood, Florida                            -            346,831                -            394,086           -

    Wendy's Old Fashioned
      Hamburger Restaurant:
        Punta Gorda, Florida                       -            279,061           471,431                -            -
                                                             ----------        ----------        ----------     -------

                                                             $7,325,960        $5,881,821        $5,010,089     $     -
                                                             ==========        ==========        ==========     =======

Property of Joint Venture
  in Which the Partnership
  has a 73.4% Interest and has
  Invested in Under an Operating
  Lease:

    Po Folks Restaurant:
      Titusville, Florida (i)                      -         $  271,350        $       -         $  750,985     $     -
                                                             ==========        ==========        ==========     =======

Property of Joint Venture in Which
  the Partnership has a 32.77% Interest
  and has Invested in Under an Operating
  Lease:

    IHOP Restaurant:
      Englewood, Colorado                          -         $  552,590        $       -         $       -      $     -
                                                             ==========        ==========        ==========     =======

Property of Joint Venture in Which the
  Partnership has a 9.84% Interest and has Invested in Under an Operating Lease:

    Chevy's Fresh Mex Restaurant:
      Miami, Florida                               -         $  976,357        $  974,016        $       -      $     -
                                                             ==========        ==========        ==========     =======

Properties the Partnership has
  Invested in Under Direct
  Financing Leases:

    Denny's Restaurant:
      Hagerstown, Maryland                         -         $       -         $       -         $  549,754     $     -

    Mountain Jack's Restaurant:
      Canton Township, Michigan                    -                 -                 -            668,909           -
                                                             ----------        ----------        ----------     -------

                                                             $       -         $       -         $1,218,663     $     -
                                                             ==========        ==========        ==========     =======


                                                                                                                         Life
                                                                                                                       on Which
                      Gross Amount at Which Carried                                                                 Depreciation
                      at Close of Period (c) (h) (i)                                                                 in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
           Land            Improvements           Total           Depreciation       struction       Acquired          Computed
        ----------         ------------        -----------        ------------       ---------       --------        ----------

           190,348              395,955            586,303             128,136        1988           12/87              (b)
           363,965              272,151            636,116              83,535        1988           05/88              (b)
           346,831              394,086            740,917             119,875        1988           06/88              (b)



           279,061              471,431            750,492             155,834        1987           02/88              (b)
        ----------          -----------        -----------          ----------

        $7,325,960          $10,891,910        $18,217,870          $3,341,624
        ==========          ===========        ===========          ==========








        $  271,350          $   750,985        $ 1,022,335          $  225,207        1988           12/88              (b)
        ==========          ===========        ===========          ==========







        $  552,590              (e)             $   552,590                -          1996           07/97               (d)
        ==========                              ===========







        $  976,357          $   974,016        $ 1,950,373          $       89        1995           12/97              (b)
        ==========          ===========        ===========          ==========






              -                 (e)                  (e)                 (d)         1988            12/87              (d)


              -                 (e)                  (e)                 (d)         1988            02/88              (d)


                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1997



                                                                                                  Costs Capitalized
                                                                                                      Subsequent
                                                                 Initial Cost                        To Acquisition
                                                                               Buildings
                                              Encum-                             and             Improve-      Carrying
                                             brances           Land          Improvements         ments         Costs
Property of Joint Venture in
  Which the Partnership has a
  32.77% Interest and has Invested
  in Under Direct Financing Lease:

    IHOP Restaurant:
      Englewood, Colorado                         -         $       -         $1,008,839        $       -      $     -
                                                            ==========        ==========        ==========     =======



                                                                                                                         Life
                                                                                                                       on Which
                    Gross Amount at Which Carried                                                                   Depreciation
                      at Close of Period (c)                                                                         in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
           Land            Improvements           Total           Depreciation       struction       Acquired          Computed
        ----------         ------------        -----------        ------------       ---------       --------        ----------






                -              (f)                  (f)                (d)              1996            07/97             (d)

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997



(a) Transactions in real estate and accumulated depreciation during 1997, 1996 and 1995, are summarized as follows:

                                                                                              Accumulated
                                                                           Cost (h)(i)        Depreciation
                    Properties the Partnership
                      has Invested in Under
                      Operating Leases:

                        Balance, December 31, 1994                        $20,852,053          $ 2,900,784
                        Depreciation expense                                       -               433,892
                                                                          -----------          -----------

                        Balance, December 31, 1995                         20,852,053            3,334,676
                        Reclassified to direct
                          financing lease                                    (549,754)                  -
                        Depreciation                                               -               276,247
                                                                          -----------          -----------

                        Balance, December 31, 1996                         20,302,299            3,610,923
                        Acquisition                                         1,272,962                   -
                        Disposition                                        (3,357,391)            (637,481)
                        Depreciation                                               -               368,182
                                                                          -----------          -----------

                        Balance, December 31, 1997                        $18,217,870          $ 3,341,624
                                                                          ===========          ===========


                    Property of Joint Venture in
                      Which the Partnership has a
                      73.4% Interest and has Invested
                      in Under an Operating Lease:

                        Balance, December 31, 1994                        $ 1,022,335          $   150,197
                        Depreciation expense                                       -                25,033
                                                                          -----------          -----------

                        Balance, December 31, 1995                          1,022,335              175,230
                        Depreciation expense                                       -                25,033
                                                                          -----------          -----------

                        Balance, December 31, 1996                          1,022,335              200,263
                        Depreciation expense                                       -                24,944
                                                                          -----------          -----------

                        Balance, December 31, 1997                        $ 1,022,335          $   225,207
                                                                          ===========          ===========


                    Property in Which the Partnership
                      has a 32.77% Interest as Tenants-in-
                      Common and has Invested in Under
                      an Operating Lease:

                        Balance, December 31, 1996                        $        -           $        -
                        Acquisition                                           552,590                   -
                        Depreciation expense (d)                                   -                    -
                                                                          -----------          ----------

                        Balance, December 31, 1997                        $   552,590          $        -
                                                                          ===========          ==========

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1997

                                                                                              Accumulated
                                                                           Cost (h)(i)        Depreciation
                    Property in Which the Partnership
                      has a 9.84% Interest as Tenants-in-
                      Common and has Invested in Under
                      an Operating Lease:

                        Balance, December 31, 1996                        $        -           $        -
                        Acquisition                                         1,950,373                   -
                        Depreciation expense                                       -                    89
                                                                          -----------          -----------

                        Balance, December 31, 1997                        $ 1,950,373          $        89
                                                                          ===========          ===========



(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1997, the aggregate cost of the Properties owned by the Partnership, its consolidated joint venture and the unconsolidated joint venture for federal income tax purposes was $19,121,915 and $1,726,015, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

(h) For financial reporting purposes, the undepreciated cost of the Po Folks Property in Hagerstown, Maryland, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording an allowance for loss on land and building in the amount of $32,819 and $207,844 at December 31, 1997 and 1995, respectively. The impairments were based on an anticipated sales price previously agreed upon by the general partners relating to this Property. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1997, excluding the allowance for loss on land and building.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1997


(i) For financial reporting purposes, the undepreciated cost of the Property in Titusville, Florida, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording an allowance for loss on land and building in the amount of $147,039 at December 31, 1997. The impairment at December 31, 1997, represents the difference between the Property's carrying value and the General Partners' estimate of the net realizable value of the Property based on an anticipated sales price of this Property to an interested and unrelated third party. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1997, excluding the allowance for loss on land and building.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                December 31, 1997


                                                                                                                Principal
                                                                                                                 Amount
                                                                                                                of Loans
                                                                                                               Subject to
                                               Final        Periodic                Face        Carrying       Delinquent
                               Interest      Maturity       Payment     Prior     Amount of     Amount of       Principal
Description                      Rate          Date          Terms      Liens     Mortgages     Mortgages      or Interest
--------------------------     --------   --------------    --------    -----    ----------    ----------      -----------
Burger King - Roswell, GA
First Mortgage                   9.00%      July, 2000         (1)      $  -     $  685,000    $  681,687       $        -
                                                                        -----    ----------    ----------       ----------


    Total                                                               $  -     $  685,000    $  681,687 (2)   $        -
                                                                        =====    ==========    ==========       ==========



(1) Monthly payments of principal and interest at an annual rate of 9.00%, with a balloon payment at maturity of $642,798.

(2)      The tax carrying value of the note is approximately $694,884.

(3) The changes in the carrying amounts are summarized as follows:

                                                   1997                 1996                 1995
                                                ----------           ----------           -------
         Balance at beginning of period         $       -             $      -            $       -

         New mortgage loans                        685,000                   -                    -

         Interest earned                            33,665                   -                    -

         Collection of principal and
           interest                                (36,978)                  -                    -
                                                ----------            ---------           ---------

         Balance at end of period               $  681,687            $      -            $       -
                                                ==========            =========           =========

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

       27         Financial Data Schedule (filed herewith.)