Form 10-Q
period 1998-03-31
CNL INCOME FUND III LTD
filed 1998-05-14
CIK 817845

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998
                            ------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to


                             Commission file number
                                     0-16850


                            CNL Income Fund III, Ltd.
             (Exact name of registrant as specified in its charter)


          Florida                                59-2809460
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organiza-                   Identification No.)
tion)


400 E. South Street
Orlando, Florida                              32801
----------------------------           -----------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                      (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes     X      No

                                    CONTENTS




Part I                                                   Page

  Item 1.  Financial Statements:

    Condensed Balance Sheets                             1

    Condensed Statements of Income                       2

    Condensed Statements of Partners' Capital            3

    Condensed Statements of Cash Flows                   4

    Notes to Condensed Financial Statements              5-8

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                       9-13


Part II

  Other Information                                      14

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                               March 31,         December 31,
            ASSETS                               1998                1997
            ------                            -----------        ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $2,876,442 and
  $3,341,624 and allowance for
  loss on land and building of
  $240,663 in 1998 and 1997                   $12,795,485       $14,635,583
Investment in direct financing
  leases                                          923,561           926,862
Investment in joint ventures                    1,590,531         1,179,762
Mortgage note receivable                          678,528           681,687
Cash and cash equivalents                       2,653,819           493,118
Restricted cash                                        -            251,879
Receivables, less allowance for
  doubtful accounts of $150,000
  and $154,469                                     70,917           102,420
Prepaid expenses                                    9,089            14,361
Lease costs, less accumulated
  amortization of $2,912 and
  $2,762                                            9,088             9,238
Accrued rental income, less
  allowance for doubtful accounts
  of $15,384 for 1998 and 1997                    169,943           154,738
Other assets                                       29,354            29,354
                                              -----------       -----------

                                              $18,930,315       $18,479,002
                                              ===========       ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $     3,403       $     5,219
Escrowed real estate taxes payable                 10,975            11,897
Distributions payable                           1,977,747           594,000
Due to related parties                            159,834            97,388
Rents paid in advance and deposits                 28,822            20,745
                                              -----------       -----------
    Total liabilities                           2,180,781           729,249

Minority interest                                 137,912           138,617

Partners' capital                              16,611,622        17,611,136
                                              -----------       -----------

                                              $18,930,315       $18,479,002
                                              ===========       ===========







            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                      Quarter Ended
                                                        March 31,
                                                  1998              1997
                                                --------          ---------
Revenues:
  Rental income from operating leases           $421,125          $498,727
  Earned income from direct financing
    lease                                         33,866            34,318
  Contingent rental income                        12,833            51,791
  Interest and other income                       41,182            11,155
                                                --------          --------
                                                 509,006           595,991
                                                --------          --------
Expenses:
  General operating and administrative            31,780            36,115
  Professional services                            4,610             8,054
  Real estate taxes                                4,229             3,028
  State and other taxes                           11,516             9,280
  Depreciation and amortization                   80,417            97,706
                                                --------          --------
                                                 132,552           154,183
                                                --------          --------

Income Before Minority Interest in Income
  of Consolidated Joint Venture, Equity in
  Earnings (Loss) of Unconsolidated Joint
  Ventures, Gain on Sale of Land and
  Buildings and Provision for Loss on
  Land and Building                              376,454           441,808

Minority Interest in Income of Consolidated
  Joint Venture                                   (4,345)           (4,229)

Equity in Earnings (Loss) of Unconsolidated
  Joint Ventures                                  22,751            (1,514)

Gain on Sale of Land and Buildings               583,373           365,195

Provision for Loss on Land and Building               -            (32,819)
                                                --------          --------

Net Income                                      $978,233          $768,441
                                                ========          ========

Allocation of Net Income:
  General partners                              $  8,558          $  5,990
  Limited partners                               969,675           762,451
                                                --------          --------

                                                $978,233          $768,441
                                                ========          ========


Net Income Per Limited Partner Unit             $  19.39          $  15.25
                                                ========          ========

Weighted Average Number of Limited Partner
  Units Outstanding                               50,000            50,000
                                                ========          ========


            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                        Quarter Ended              Year Ended
                                          March 31,               December 31,
                                            1998                      1997
                                        -------------             -----------

General partners:
  Beginning balance                      $   339,611             $   321,305
  Net income                                   8,558                  18,306
                                         -----------             -----------
                                             348,169                 339,611
                                         -----------             -----------

Limited partners:
  Beginning balance                       17,271,525              17,273,996
  Net income                                 969,675               2,373,529
  Distributions ($39.55 and
    $47.52 per limited partner
    unit, respectively)                   (1,977,747)             (2,376,000)
                                         -----------             -----------
                                          16,263,453              17,271,525
                                         -----------             -----------

Total partners' capital                  $16,611,622             $17,611,136
                                         ===========             ===========





            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                      Quarter Ended
                                                        March 31,
                                                  1998           1997
                                              -----------     ------------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                              $   501,741     $   467,241
                                              -----------     -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of land and
          buildings                             2,424,977       1,786,939
        Investment in joint venture              (415,586)             -
        Collections on note receivable              3,242              -
        Decrease (increase) in
          restricted cash                         245,377      (1,305,671)
                                              -----------     -----------
            Net cash provided by
              investing activities              2,258,010         481,268
                                              -----------     -----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                               (594,000)       (594,000)
        Distributions to holders of
          minority interest                        (5,050)         (5,050)
                                              -----------     -----------
            Net cash used in
              financing activities               (599,050)       (599,050)
                                              -----------     -----------

Net Increase in Cash and Cash
  Equivalents                                   2,160,701         349,459

Cash and Cash Equivalents at Beginning
  of Quarter                                      493,118          57,751
                                              -----------     -----------

Cash and Cash Equivalents at End of
  Quarter                                     $ 2,653,819     $   407,210
                                              ===========     ===========

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Deferred real estate disposition
      fees incurred and unpaid at end
      of quarter                              $    53,400     $    15,150
                                              ===========     ===========

    Distributions declared and unpaid
      at end of quarter                       $ 1,977,747     $   594,000
                                              ===========     ===========


            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund III, Ltd. (the "Partnership") for the year ended December 31, 1997.

         The Partnership accounts for its 69.07% interest in Tuscawilla Joint Venture using the consolidation method. Minority interest represents the minority joint venture partners' proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

2.       Land and Buildings on Operating Leases:

         During the quarter ended March 31, 1998, the Partnership sold its properties in Daytona Beach, Fernandina Beach and Punta Gorda, Florida, to the tenants, for a total of approximately $2,455,000 and received net sales proceeds of $2,424,977, resulting in a total gain of $583,373 for financial reporting purposes. These properties were origi-nally acquired by the Partnership in 1988 and had costs totalling approximately $2,148,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold these properties for a total of approximately $276,500 in excess of their original purchase prices. In connection with the sales of the properties in Daytona Beach and Fernandina Beach, Florida, the Partnership incurred deferred, subordinated, real estate disposition fees of $53,400. (See
         Note 5).

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1998 and 1997


3.       Investment in Joint Ventures:

         In January 1998, the Partnership acquired a 25.84% interest in a property located in Overland Park, Kansas, as tenants-in-common with affiliates of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with affiliates, and amounts relating to its investment are included in investment in joint ventures.

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:
                                                 March 31,   December 31,
                                                   1998          1997

                  Land and building on
                    operating leases, less
                    accumulated depreciation
                    and allowance for loss
                    on land and building        $3,147,512     $3,152,962
                  Net investment in direct
                    financing leases             2,609,507      1,003,680
                  Cash                               4,874         16,481
                  Receivables                          560             -
                  Accrued rental income             29,128         11,621
                  Other assets                       1,480          1,480
                  Liabilities                       13,423         18,722
                  Partners' capital              5,779,638      4,167,502
                  Revenues                         142,404         82,837
                  Net income (loss)                129,029       (157,912)

         The Partnership recognized income totalling $22,751 and a loss of $1,514 for the quarters ended March 31, 1998 and 1997, respectively, from these joint ventures.

4.       Allocations and Distributions:

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

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1998 and 1997


4.       Allocations and Distributions - Continued:

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

         During the quarters ended March 31, 1998 and 1997, the Partnership declared distributions to the limited partners of $1,977,747 and $594,000, respectively. This represents distributions for the quarters ended March 31, 1998 and 1997 of $39.55 and $11.88 per unit, respectively. The distribution for the quarter ended March 31, 1998, includes $1,477,747 as a result of the distribution of net sales proceeds from the sale of the Properties in Fernandina Beach and Daytona Beach, Florida. This amount was applied toward the limited partners' 10% Preferred Return. No distributions have been made to the general partners to date.

5.       Related Party Transactions:

         Certain affiliates are entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliates provide a substantial amount of services in connection with the sale. Payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate ten percent preferred return, plus their adjusted capital contributions. For the quarters ended March 31, 1998 and 1997, the Partnership incurred $53,400 and $15,150, respectively, in deferred, subordinated, real estate disposition fees as a result of the sale of properties in 1998 and 1997.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1998 and 1997


6.       Subsequent Event:

         In May 1998, the Partnership entered into a joint venture arrangement, RTO Joint Venture, with an affiliate of the Partnership which has the same general partners, to construct and hold one restaurant property, at a total cost of $1,420,379. The Partnership has agreed to contribute approximately $665,900 to the joint venture for an estimated 47 percent interest in the profits and losses of the joint venture.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund III, Ltd. (the "Partnership") is a Florida limited partnership that was organized on June 1, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of selected national and regional fast-food restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1998, the Partnership owned 28 Properties, including interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         During the quarters ended March 31, 1998 and 1997, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $501,741 and $467,241, respectively. The increase in cash from operations for the quarter ended March 31, 1998, is primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter ended March 31, 1998.

         In January 1998, the Partnership used the net sales proceeds from the 1997 sale of the Property in Mason City, Iowa to acquire a Property located in Overland Park, Kansas, as tenants-in-common with affiliates of the general partners. In connection therewith, the Partnership and the affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of March 31, 1998, the Partnership owned an approximate 25.84% interest in this Property.

         During the quarter ended March 31, 1998, the Partnership sold its Properties in Daytona Beach, Fernandina Beach and Punta Gorda, Florida, to the tenants for a total of approximately $2,455,000 and received net sales proceeds of $2,424,977, resulting in gains of $583,373 for financial reporting purposes. These Properties were originally acquired by the Partnership in 1988 and had costs totalling approximately $2,148,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold these Properties for a total of approximately $276,500 in excess of their original purchase prices. In connection with the sales of the Properties in Daytona Beach and Fernandina Beach, Florida, the

Partnership incurred deferred, subordinated, real estate disposition fees of $53,400. The Partnership distributed $1,477,747 of the net sales proceeds as a special distribution of net sales proceeds from the sales of Properties to the limited partners and will use the remaining net sales proceeds to reinvest in additional Properties.

         In May 1998, the Partnership entered into a joint venture arrangement, RTO Joint Venture, with an affiliate of the Partnership which has the same general partners, to construct and hold one restaurant Property, at a total cost of $1,420,379. The Partnership has agreed to contribute approximately $665,900 to the joint venture for an estimated 47 percent interest in the profits and losses of the joint venture.

         Currently, rental income from the Partnership's Properties is invested in money market accounts and other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1998, the Partnership had $2,653,819 invested in such short-term investments, as compared to $493,118 at December 31, 1997. The increase in cash and cash equivalents at March 31, 1998, is primarily attributable to the receipt of net sales proceeds relating to the sale of the Properties in Daytona Beach, Fernandina Beach, and Punta Gorda, Florida, as described above. The funds remaining at March 31, 1998, will be used to pay distributions and other liabilities and to acquire additional Properties.

         Total liabilities of the Partnership, including distributions payable, increased to $2,180,781 at March 31, 1998, from $729,249 at December 31, 1997, primarily as a result of the Partnership's accruing a special distribution of net sales proceeds totalling $1,477,747 from the sales of the Properties in Fernandina Beach and Daytona Beach, Florida, payable to the limited partners at March 31, 1998. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on current and anticipated future cash from operations, proceeds received from the sales of several Properties during 1998 and 1997, and for the quarter ended March 31, 1997, the loan received from the corporate general partner in April 1997, the Partnership declared distributions to limited partners of $1,977,747 and $594,000 for the quarters ended March 31, 1998 and 1997, respectively. This represents distributions of $39.55 and $11.88 per unit for the quarters ended March 31, 1998 and 1997, respectively. Distributions for the quarter ended March 31, 1998, include $1,477,747 as a result of the distribution of net sales proceeds from the sale of the Properties in Fernandina Beach and Daytona Beach, Florida. As a result of the sale of the Properties, the Partnership's total revenue was reduced, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted for the quarter ended March 31, 1998 and are expected to remain at this level. This special distribution was effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, it was applied to the limited partners' unpaid preferred return. No distributions were made to the general partners for the quarters ended March 31, 1998 and 1997. No amounts distributed to the limited partners for the quarters ended March 31, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The
Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the quarter ended March 31, 1997, the Partnership and its consolidated joint venture, Tuscawilla Joint Venture, owned and leased 31 wholly owned Properties (including five Properties which were sold in 1997) and during the quarter ended March 31, 1998, the Partnership and its consolidated joint venture owned and leased 30 wholly owned Properties (including the Properties in Daytona Beach, Florida; Fernandina Beach, Florida and Punta Gorda, Florida, which were sold in 1998, respectively) to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1998 and 1997, the Partnership and Tuscawilla Joint Venture earned $454,991 and $533,045, respectively, in rental income from operating leases and earned income from the direct financing leases for these Properties. The decrease in rental and earned income during the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, is primarily attributable to a decrease of approximately $116,300 as a result of the sales during 1997 of the Properties in Bradenton, Florida; Kissimmee, Florida; Roswell, Georgia and Mason City, Iowa and the sales during 1998 of the Properties in Daytona Beach, Florida; Fernandina Beach, Florida and Punta Gorda, Florida. The decrease in rental income was partially offset by an increase of approximately $38,800 due to the reinvestment of the majority of the net sales proceeds from the 1997 sale of the Property in Bradenton, Florida, in a Property in Fayetteville, North Carolina in June 1997. The Partnership reinvested the net sales proceeds from the sales of the Properties in Kissimmee, Florida, Roswell, Georgia and Mason City, Iowa, in Properties held as tenants-in-common with affiliates of the general partners resulting in an increase in equity in earnings of joint venture as described below.

         Rental and earned income during the quarters ended March 31, 1998 and 1997, continued to remain at reduced amounts due to the fact that the Partnership is not receiving any rental income relating to the Po Folks Property in Hagerstown, Maryland. The Partnership is currently seeking a buyer or a replacement tenant for this Property.

         During the quarters ended March 31, 1998 and 1997, the Partnership also earned $12,833 and $51,791, respectively, in contingent rental income. The decrease in contingent rental income during the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, is primarily attributable to the sale of two Properties, one in Kissimmee, Florida and one in Mason City, Iowa, in April and October 1997, respectively, the leases of which require the payment of contingent rent during the quarter ended March 31, 1997.

         In addition, during the quarters ended March 31, 1998 and 1997, the Partnership earned $41,182 and $11,155, respectively, in interest and other income. The increase in interest and other income during the quarter ended March 31, 1998, was partially attributable to the interest earned on the sales proceeds received from the sale of the Properties in Daytona Beach, Florida; Fernandina Beach, Florida and Punta Gorda, Florida, which had not been either reinvested or used for other Partnership purposes as of March 31, 1998. In addition, interest and other income increased during the quarter ended March 31, 1998, as a result of the interest earned on the mortgage note receivable accepted in connection with the sale of the Property in Roswell, Georgia, in June 1997.

         For the quarters ended March 31, 1998 and 1997, the Partnership owned and leased one Property indirectly through a joint venture arrangement. In addition, during the quarter ended March 31, 1998, the Partnership owned and leased three Properties as tenants-in-common with affiliates of the general partners. In connection therewith, during the quarters ended March 31, 1998 and 1997, the Partnership earned income of $22,751 and recorded a loss of $1,514, respectively, attributable to net income and losses recorded by these joint ventures. The increase in net income earned by joint ventures during the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, is partially due to the fact that in July and December 1997, the Partnership reinvested a portion of the net sales proceeds it received from the 1997 sales of several Properties in a Property in Englewood,

Colorado, and a Property in Miami, Florida, respectively, with affiliates of the general partners as tenants-in-common. In addition, the increase in net income earned by joint ventures during the quarter ended March 31, 1998, is partially attributable to the fact that in January 1998, the Partnership reinvested the net sales proceeds it received from the 1997 sale of a Property, in a Property in Overland Park, Kansas, with affiliates of the general partners as tenants-in-common.

         The increase in net income earned by these joint ventures is partially offset by the fact that, during July 1997, the operator of the Property owned by Titusville Joint Venture vacated the Property and ceased operations. In conjunction therewith, the joint venture recorded real estate tax expense during the quarter ended March 31, 1998. No such real estate tax expense was incurred during the quarter ended March 31, 1997. The joint venture has ceased collection efforts of these amounts and is currently seeking either a replacement tenant or purchaser for this Property.

         Operating expenses, including depreciation and amortization expense, were $132,552 and $154,183 for the quarters ended March 31, 1998 and 1997, respectively. The decrease in operating expenses during the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, is primarily attributable to a decrease in depreciation expense due to the sales of several Properties during 1998 and 1997.

         As a result of the sales of three Properties, as described above in "Liquidity and Capital Resources," and one Property during the quarters ended March 31, 1998 and 1997, respectively, the Partnership recognized a total gain of $583,373 and $365,195, respectively, for financial reporting purposes.

         In addition, during the quarter ended March 31, 1997, the Partnership recorded an allowance for loss on land and building of $32,819, for financial reporting purposes, relating to the Po Folks Property in Hagerstown, Maryland. The loss represents the difference between the Property's carrying value at March 31, 1997 and the estimated net realizable value, based on the estimated sales price of this Property.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 13th day of May, 1998.


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