Form 10-Q
period 1998-06-30
CNL INCOME FUND III LTD
filed 1998-07-30
CIK 817845

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                             -----------------------

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

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                            June 30,              December 31,
            ASSETS                            1998                    1997
                                           -----------            -----------

Land and buildings on operating
  leases, less accumulated
  depreciation of $2,749,281 and
  $3,341,624 and allowance for
  loss on land and building of
  $240,663 in 1997                         $11,945,000            $14,635,583
Investment in direct financing
  leases                                       920,135                926,862
Investment in joint ventures                 1,961,584              1,179,762
Mortgage note receivable                       674,944                681,687
Cash and cash equivalents                    1,512,898                493,118
Restricted cash                                     -                 251,879
Receivables, less allowance for
  doubtful accounts of $176,452
  and $154,469                                  74,139                102,420
Prepaid expenses                                 9,998                 14,361
Lease costs, less accumulated
  amortization of $2,762 in 1997                    -                   9,238
Accrued rental income, less
  allowance for doubtful accounts
  of $15,384 in 1997                           122,580                154,738
Other assets                                    29,354                 29,354
                                           -----------            -----------

                                           $17,250,632            $18,479,002
                                           ===========            ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $     2,079            $     5,219
Accrued and escrowed real estate
  taxes payable                                 22,128                 11,897
Distributions payable                          500,000                594,000
Due to related parties                         157,451                 97,388
Rents paid in advance and deposits              26,992                 20,745
                                           -----------            -----------
    Total liabilities                          708,650                729,249

Minority interest                              137,099                138,617

Partners' capital                           16,404,883             17,611,136
                                           -----------            -----------

                                           $17,250,632            $18,479,002
                                           ===========            ===========







            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                           Quarter Ended                      Six Months Ended
                                                              June 30,                           June 30,
                                                      1998             1997              1998              1997
                                                   ----------       ----------        ----------        ----------
Revenues:
  Rental income from
    operating leases                               $  318,276       $  454,599        $  739,401        $  953,326
  Earned income from direct
    financing leases                                   33,743           34,212            67,609            68,530
  Contingent rental income                             21,053           24,725            33,886            76,516
  Interest and other income                            39,489           33,754            80,671            44,909
                                                   ----------       ----------        ----------        ----------
                                                      412,561          547,290           921,567         1,143,281
                                                   ----------       ----------        ----------        ----------
Expenses:
  General operating and
    administrative                                     38,942           37,223            70,722            73,338
  Professional services                                20,446            7,346            25,056            15,400
  Real estate taxes                                     3,306            4,532             7,535             7,560
  State and other taxes                                   204              644            11,720             9,924
  Depreciation and
    amortization                                       83,902           90,155           164,319           187,861
                                                   ----------       ----------        ----------        ----------
                                                      146,800          139,900           279,352           294,083
                                                   ----------       ----------        ----------        ----------

Income Before Minority
  Interest in Income of Con-
  solidated Joint Venture,
  Equity in Earnings (Loss)
  of Unconsolidated Joint
  Ventures, Gain on Sale of
  Land and Buildings and
  Provision for Loss on
  Land and Building                                   265,761          407,390           642,215           849,198

Minority Interest in Income
  of Consolidated Joint
  Venture                                              (4,236)          (4,352)           (8,581)           (8,581)

Equity in Earnings (Loss) of
  Unconsolidated Joint Ventures                        18,523           (1,488)           41,274            (3,002)

Gain on Sale of Land and
  Buildings                                            13,213          603,857           596,586           969,052

Provision for Loss on Land
  and Building                                             -                -                 -            (32,819)
                                                   ----------       ----------        ----------        ----------

Net Income                                         $  293,261       $1,005,407        $1,271,494        $1,773,848
                                                   ==========       ==========        ==========        ==========

Allocation of Net Income:
  General partners                                 $    2,932       $    6,253        $   11,490        $   12,243
  Limited partners                                    290,329          999,154         1,260,004         1,761,605
                                                   ----------       ----------        ----------        ----------

                                                   $  293,261       $1,005,407        $1,271,494        $1,773,848
                                                   ==========       ==========        ==========        ==========

Net Income Per Limited
  Partner Unit                                     $     5.81       $    19.98        $    25.20        $    35.23
                                                   ==========       ==========        ==========        ==========

Weighted Average Number of
  Limited Partner Units
  Outstanding                                          50,000           50,000            50,000            50,000
                                                   ==========       ==========        ==========        ==========

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                  Six Months Ended             Year Ended
                                      June 30,                December 31,
                                        1998                      1997
                                  ----------------            -------------

General partners:
  Beginning balance                $   339,611                $   321,305
  Net income                            11,490                     18,306
                                   -----------                -----------
                                       351,101                    339,611
                                   -----------                -----------

Limited partners:
  Beginning balance                 17,271,525                 17,273,996
  Net income                         1,260,004                  2,373,529
  Distributions ($49.55 and
    $47.52 per limited partner
    unit, respectively)             (2,477,747)                (2,376,000)
                                   -----------                -----------
                                    16,053,782                 17,271,525
                                   -----------                -----------

Total partners' capital            $16,404,883                $17,611,136
                                   ===========                ===========


            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                     Six Months Ended
                                                         June 30,
                                               1998                   1997
                                           -----------             -----------
Increase (Decrease) in Cash and
  Cash Equivalents:

    Net Cash Provided by
      Operating Activities                 $   936,758             $   976,409
                                           -----------             -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of land
          and buildings                      3,214,616               2,811,159
        Addition to land and
          buildings on operating
          lease                                     -               (1,272,960)
        Investment in joint ventures          (801,682)                     -
        Collections on note
          receivable                             6,557                      -
        Decrease (increase) in
          restricted cash                      245,377                (666,541)
                                           -----------             -----------
            Net cash provided by
              investing activities           2,664,868                 871,658
                                           -----------             -----------

    Cash Flows from Financing
      Activities:
        Proceeds from loans from
          corporate general partner                 -                   37,000
        Repayment of loans from
          corporate general partner                 -                  (37,000)
        Distributions to limited
          partners                          (2,571,747)             (1,188,000)
        Distributions to holders of
          minority interest                    (10,099)                 (9,982)
                                           -----------             -----------
            Net cash used in
              financing activities          (2,581,846)             (1,197,982)
                                           -----------             -----------

Net Increase in Cash and Cash
  Equivalents                                1,019,780                 650,085

Cash and Cash Equivalents at
  Beginning of Period                          493,118                  57,751
                                           -----------             -----------

Cash and Cash Equivalents at End
  of Period                                $ 1,512,898             $   707,836
                                           ===========             ===========





            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                 CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED


                                                     Six Months Ended
                                                          June 30,
                                               1998                    1997
                                            -----------             -----------
Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Mortgage note accepted in exchange
      for sale of land and building         $        -              $   685,000
                                            ===========             ===========

    Deferred real estate disposition
      fees incurred and unpaid at end
      of period                             $    53,400             $    15,150
                                            ===========             ===========

    Distributions declared and unpaid
      at end of period                      $   500,000             $   594,000
                                            ===========             ===========





            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Land and Buildings on Operating Leases:

         During the six months ended June 30, 1998, the Partnership sold its properties in Daytona Beach, Fernandina Beach and Punta Gorda, Florida, and Hagerstown, Maryland, for a total of approximately $3,280,000 and received net sales proceeds of $3,214,616, resulting in a total gain of $596,586 for financial reporting purposes. In connection with the sales of the properties in Daytona Beach and Fernandina Beach, Florida, the Partnership incurred deferred, subordinated, real estate disposition fees of $53,400 (See Note 5).

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

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1998 and 1997


3.       Investment in Joint Ventures - Continued:

         In May 1998, the Partnership entered into a joint venture arrangement, RTO Joint Venture, with an affiliate of the Partnership which has the same general partners, to construct and hold one restaurant property. As of June 30, 1998, the Partnership and its co-venture partner had contributed $386,096 and $437,308, respectively, to purchase land and pay for construction relating to the property owned by the joint venture. The Partnership and its co-venture partner have agreed to contribute approximately $279,900 and $317,100, respectively, in additional construction costs to the joint venture. When construction is completed, the Partnership expects to have an approximate 47 percent interest in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with an affiliate.

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures and properties held as tenants-in-common at:

                                                June 30,    December 31,
                                                  1998          1997

                  Land and buildings on
                    operating leases, less
                    accumulated depreciation
                    and allowance for loss
                    on land and building       $3,944,654     $3,152,962
                  Net investment in direct
                    financing leases            2,606,750      1,003,680
                  Cash                             11,242         16,481
                  Accrued rental income            34,150         11,621
                  Other assets                      4,970          1,480
                  Liabilities                      33,482         18,722
                  Partners' capital             6,568,284      4,167,502
                  Revenues                        272,972         82,837
                  Net income (loss)               233,001       (157,912)

         The Partnership recognized income totalling $41,274 and a loss of $3,002 for the six months ended June 30, 1998 and 1997, respectively, from these joint ventures, and recognized income totalling $18,523 and a loss of $1,488 during the quarters ended June 30, 1998 and 1997, respectively.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1998 and 1997


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

         During the six months ended June 30, 1998 and 1997, the Partnership declared distributions to the limited partners of $2,477,747 and $1,188,000, respectively ($500,000 and $594,000 for each of the quarters ended June 30, 1998 and 1997, respectively). This represents distributions of $49.55 and $23.76 per unit for the six months ended June 30, 1998 and 1997, respectively ($10.00 and $11.88 per unit for each of the quarters ended June 30, 1998 and 1997, respectively). Distributions for the six months ended June 30, 1998, included $1,477,747 as a result of the distribution of net sales proceeds from the sale of the properties in Fernandina Beach and Daytona Beach, Florida. This amount was applied toward the limited partners' 10% Preferred Return. No distributions have been made to the general partners to date.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1998 and 1997


5.       Related Party Transactions:

         An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sale. Payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. For the six months ended June 30, 1998 and 1997, the Partnership incurred $53,400 and $15,150, respectively, in deferred, subordinated, real estate disposition fees as a result of the sale of properties in 1998 and 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund III, Ltd. (the "Partnership") is a Florida limited partnership that was organized on June 1, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of selected national and regional fast-food restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1998, the Partnership owned 27 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         During the six months ended June 30, 1998 and 1997, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $936,758 and $976,409, respectively. The decrease in cash from operations for the six months ended June 30, 1998, is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 1998.

         In January 1998, the Partnership used the net sales proceeds from the 1997 sale of the Property in Mason City, Iowa to acquire a Property located in Overland Park, Kansas, as tenants-in-common with affiliates of the general partners. In connection therewith, the Partnership and the affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of June 30, 1998, the Partnership owned an approximate 25.84% interest in this Property.

         In May 1998, the Partnership entered into a joint venture arrangement, RTO Joint Venture, with an affiliate of the Partnership which has the same general partners, to construct and hold one restaurant Property. As of June 30, 1998, the Partnership and its co-venture partner had contributed $386,096 and $437,308, respectively, to purchase land and pay for construction relating to the Property owned by the joint venture. The Partnership and its co-venture partner have agreed to contribute approximately $279,900 and $317,100, respectively, in construction costs to the joint venture. When construction is completed, the Partnership expects to have an approximate 47 percent interest in the profits and losses of the joint venture.

         During the six months ended June 30, 1998, the Partnership sold its Properties in Daytona Beach, Fernandina Beach and Punta Gorda, Florida, and Hagerstown, Maryland, for a total of approximately $3,280,000 and received net sales proceeds of $3,214,616, resulting in a total gain of $596,586 for financial reporting purposes. In connection with the sales of the Properties in Daytona Beach and Fernandina Beach, Florida, the Partnership incurred deferred, subordinated, real estate disposition fees of $53,400. The Partnership distributed $1,477,747 of the net sales proceeds as a special distribution to the limited partners, used a portion of the net sales proceeds to acquire an interest in RTO Joint Venture, as described above, and intends to use the remaining net sales proceeds to reinvest in additional Properties.

         Currently, rental income from the Partnership's Properties is invested in money market accounts and other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1998, the Partnership had $1,512,898 invested in such short-term investments, as compared to $493,118 at December 31, 1997. The increase in cash and cash equivalents at June 30, 1998, is primarily attributable to the receipt of net sales proceeds relating to the sale of the Properties in Daytona Beach, Punta Gorda and Fernandina Beach, Florida, and Hagerstown, Maryland, as described above. The funds remaining at June 30, 1998, will be used to pay distributions and other liabilities, to make additional contributions to RTO Joint Venture to pay for additional construction costs relating to the Property owned by the joint venture and to acquire additional Properties.

         Total liabilities of the Partnership, including distributions payable, decreased to $708,650 at June 30, 1998, from $729,249 at December 31, 1997, primarily as a result of a decrease in distributions payable to the limited partners at June 30, 1998, as compared to December 31, 1997. The decrease in liabilities is partially offset by an increase in amounts due to related parties at June 30, 1998, as compared to December 31, 1997, from the Partnership accruing a deferred, subordinated real estate disposition fee as described below in "Results of Operations." The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on current and anticipated future cash from operations, proceeds received from the sales of several Properties during 1998 and 1997, and for the six months ended June 30, 1997, the loan received from the corporate general partner in April 1997, the Partnership declared distributions to limited partners of $2,477,747 and $1,188,000 for the six months ended June 30, 1998 and 1997, respectively ($500,000 and $594,000 for each of the quarters ended June 30, 1998 and 1997, respectively). This represents distributions of $49.55 and $23.76 per unit for the six months ended June 30, 1998 and 1997, respectively ($10.00 and $11.88 per unit for each of the quarters ended June 30, 1998 and 1997, respectively). Distributions for the six months ended June 30, 1998, include $1,477,747 as a result of the distribution of net sales proceeds from the sale of the Properties in Fernandina Beach and Daytona Beach, Florida. This special distribution was effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, it was applied to the limited partners' unpaid preferred return. As a result of the sale of the Properties, the Partnership's total revenue was reduced, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted for the six months ended June 30, 1998. No distributions were made to the general partners for the quarter and six months ended June 30, 1998 and 1997. No amounts distributed to the limited partners for the six months ended June 30, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the six months ended June 30, 1997, the Partnership and its consolidated joint venture, Tuscawilla Joint Venture, owned and leased 32 wholly owned Properties (including five Properties which were sold in 1997) and during the six months ended June 30, 1998, the Partnership and its consolidated joint venture owned and leased 31 wholly owned Properties (including four Properties sold in 1998) to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1998 and 1997, the Partnership and Tuscawilla Joint Venture earned $807,010 and $1,021,856, respectively, in rental income from operating leases and earned income from the direct financing leases for these Properties, $352,019 and $488,811 of which was earned during the quarters ended June 30, 1998 and 1997, respectively. The decrease in rental and earned income during the quarter and six months ended June 30, 1998, as compared to the quarter and six months ended June

30, 1997, is partially attributable to a decrease of approximately $90,500 and $206,800, respectively, as a result of the sales of Properties during 1997 and 1998. The decrease in rental income was partially offset by an increase of approximately $30,400 and $69,200, respectively, for the quarter and six months ended June 30, 1998, due to the reinvestment of the majority of the net sales proceeds from the 1997 sale of the Property in Bradenton, Florida, in a Property in Fayetteville, North Carolina in June 1997. The Partnership reinvested the net sales proceeds from the sales of the Properties in Kissimmee, Florida, Roswell, Georgia and Mason City, Iowa, in Properties held as tenants-in-common with affiliates of the general partners resulting in an increase in equity in earnings of joint venture as described below.

         Rental and earned income also decreased during the quarter and six months ended June 30, 1998 due to the fact that the Partnership terminated its lease with the tenant of the Property in Canton Township, Michigan. Due to the fact that the Partnership had recognized accrued rental income since the inception of the lease relating to the straight lining of future scheduled rent increases in accordance with generally accepted accounting principles, the Partnership wrote off approximately $59,000 of such accrued rental income relating to this Property during the quarter and six months ended June 30, 1998. In June 1998, the Partnership entered into a new lease for this Property with a new tenant to operate the Property as a Shell's Seafood Restaurant. The tenant has agreed to fund all costs to renovate this Property and rent is expected to commence no later than December 1998.

         Rental and earned income during the six months ended June 30, 1998 and 1997, continued to remain at reduced amounts due to the fact that the Partnership did not receive any rental income relating to the Po Folks Property in Hagerstown, Maryland. In June 1998, the Partnership sold the Property to a third party. The Partnership intends to reinvest the net sales proceeds in an additional Property.

         During the six months ended June 30, 1998 and 1997, the Partnership also earned $33,886 and $76,516, respectively, in contingent rental income, $21,053 and $24,725 of which was earned during the quarters ended June 30, 1998 and 1997, respectively. The decrease in contingent rental income during the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, is primarily attributable to the sale of three Properties, subsequent to June 30, 1997, the leases of which require the payment of contingent rent.

         In addition, during the six months ended June 30, 1998 and 1997, the Partnership earned $80,671 and $44,909, respectively, in interest and other income, $39,489 and $33,754 of which was earned during the quarters ended June 30, 1998 and 1997, respectively. The increase in interest and other income during the six months ended June 30, 1998, was primarily attributable to the interest earned on the mortgage note receivable accepted in connection with the sale of the Property in Roswell, Georgia, in 1997.

         During the six months ended June 30, 1997, the Partnership owned and leased one Property indirectly through a joint venture arrangement. During the six months ended June 30, 1998, the Partnership owned and leased three Properties as tenants-in-common with affiliates of the general partners and three Properties indirectly through joint venture arrangements. In connection therewith, during the six months ended June 30, 1998 and 1997, the Partnership earned income of $41,274 and recorded a loss of $3,002, respectively, attributable to net income and losses recorded by these joint ventures, and recognized income totalling $18,523 and a loss of $1,488 during the quarters ended June 30, 1998 and 1997, respectively. The increase in net income earned by joint ventures during the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, is partially due to the fact that subsequent to June 30, 1997, the Partnership reinvested a portion of the net sales proceeds it received from the 1997 sales of several Properties in two Properties with affiliates of the general partners as tenants-in-common. In addition, the increase in net income earned by joint ventures during the six months ended June 30, 1998, is partially attributable to the fact that during the six months ended June 30, 1998, the Partnership reinvested net sales proceeds from sales of Properties in 1997 and 1998, in a Property in Overland Park, Kansas, with affiliates of the general partners as tenants-in-common and in RTO Joint Venture, with an affiliate of the Partnership which has the same general partners, as described above in "Liquidity and Capital Resources."

         The increase in net income earned by joint ventures during the quarter and six months ended June 30, 1998, was partially offset by, and the losses during the quarter and six months ended June 30, 1997, was primarily attributable to the fact that, during July 1997, the operator of the Property owned by Titusville Joint Venture vacated the Property and ceased operations. In conjunction therewith, the joint venture established an allowance for doubtful accounts during the quarter and six months ended June 30, 1997, for past due rental amounts. In addition, the joint venture recorded real estate tax expense during the six months ended June 30, 1998. No such expense was incurred during the six months ended June 30, 1997. The joint venture is currently seeking either a replacement tenant or purchaser for this Property.

         Operating expenses, including depreciation and amortization expense, were $279,352 and $294,083 for the six months ended June 30, 1998 and 1997, respectively, of which $146,800 and $139,900 were incurred for the quarters ended June 30, 1998 and 1997, respectively. The decrease in operating expenses during the six months ended June 30, 1998, as compared to the six months ended

June 30, 1997, is partially attributable to, and the increase during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997, is partially offset by, a decrease in depreciation expense due to the sales of several Properties during 1998 and 1997.

         As a result of the sales of three Properties during the six months ended June 30, 1998, as described above in "Liquidity and Capital Resources," and as a result of the sales of three Properties during the six months ended June 30, 1997, the Partnership recognized total gains during the six months ended June 30, 1998 and 1997, of $596,586 and $969,052, respectively, for financial reporting purposes, $13,213 and $603,857 of which were recognized during the quarters ended June 30, 1998 and 1997, respectively.

         In addition, during the six months ended June 30, 1997, the Partnership recorded an allowance for loss on land and building of $32,819, for financial reporting purposes, relating to the Po Folks Property in Hagerstown, Maryland. The loss represented the difference between the Property's carrying value at June 30, 1997 and the estimated net realizable value, based on the estimated sales price of this Property. This Property was sold in June 1998.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 28th day of July, 1998.


                            CNL INCOME FUND III, LTD.

                               By:      CNL REALTY CORPORATION
                                        General Partner


                                         By:      /s/ James M. Seneff, Jr.
                                                  -----------------------------
                                                  JAMES M. SENEFF, JR.
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


                                         By:      /s/ Robert A. Bourne
                                                  ----------------------------
                                                  ROBERT A. BOURNE
                                                  President and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)