Form 10-Q
period 1998-09-30
CNL INCOME FUND III LTD
filed 1998-11-13
CIK 817845

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
             -------------------------------------------------------


                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
               ---------------------------------------------------


                             Commission file number
                                     0-16850
                          ----------------------------


                            CNL Income Fund III, Ltd.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Florida                          59-2809460
       (State of other jurisdiction            (I.R.S. Employer
    of incorporation or organization)         Identification No.)


           400 E. South Street
             Orlando, Florida                        32801
 (Address of principal executive offices)         (Zip Code)


        Registrant's telephone number
        (including area code)                    (407) 650-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                    CONTENTS




Part I                                                           Page

    Item 1.  Financial Statements:

       Condensed Balance Sheets                                  1

       Condensed Statements of Income                            2

       Condensed Statements of Partners' Capital                 3

       Condensed Statements of Cash Flows                        4-5

       Notes to Condensed Financial Statements                   6-10

    Item 2.  Management's Discussion and Analysis
                  of Financial Condition and
                  Results of Operations                          11-17


Part II

    Other Information                                            18

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                        September 30,             December 31,
                                                                             1998                     1997
                                                                        ----------------        -----------------
                         ASSETS

Land and buildings on operating leases, less
    accumulated depreciation and allowance
    for loss on land and buildings                                          $11,923,109              $14,635,583
Investment in direct financing leases                                           916,580                  926,862
Investment in joint ventures                                                  2,093,452                1,179,762
Mortgage note receivable                                                             --                  681,687
Cash and cash equivalents                                                     1,726,345                  493,118
Restricted cash                                                                      --                  251,879
Receivables, less allowance for doubtful
    accounts of $152,230 and $154,469                                            40,088                  102,420
Prepaid expenses                                                                  8,310                   14,361
Lease costs, less accumulated
    amortization of $2,762 in 1997                                                    --                    9,238
Accrued rental income, less allowance for
    doubtful accounts of $14,735 and $15,384                                     85,729                  154,738
Other assets                                                                     29,354                   29,354
                                                                        ----------------         ----------------

                                                                            $16,822,967              $18,479,002
                                                                        ================         ================


                  LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                            $     1,192              $     5,219
Accrued and escrowed real estate taxes payable                                   11,011                   11,897
Distributions payable                                                           500,000                  594,000
Due to related parties                                                          146,825                   97,388
Rents paid in advance and deposits                                               37,763                   20,745
                                                                        ----------------         ----------------
       Total liabilities                                                        696,791                  729,249

Minority interest                                                               136,402                  138,617

Partners' capital                                                            15,989,774               17,611,136
                                                                        ----------------         ----------------

                                                                            $16,822,967              $18,479,002
                                                                        ================         ================




                 See accompanying notes to financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                          Quarter Ended                 Nine Months Ended
                                                          September 30,                   September 30,
                                                       1998           1997            1998            1997
                                                     ----------     ---------      ------------    ------------
Revenues:
    Rental income from operating leases               $351,021       $460,694       $1,175,634       $1,490,536
    Adjustments to accrued rental income               (29,474 )           --          (80,800 )             --
    Earned income from direct
       financing leases                                 33,613         34,101          101,222          102,631
    Interest and other income                           22,875         37,122          103,546           82,031
                                                     ----------     ----------     ------------    -------------
                                                       378,035        531,917        1,299,602        1,675,198
                                                     ----------     ----------     ------------    -------------

Expenses:
    General operating and administrative                32,218         31,361          102,940          104,699
    Professional services                                6,650          4,583           31,706           19,983
    Real estate taxes                                    1,886          4,229            9,421           11,789
    State and other taxes                                  530             --           12,250            9,924
    Depreciation and amortization                       72,026         90,917          236,345          278,778
                                                     ----------     ----------     ------------    -------------
                                                       113,310        131,090          392,662          425,173
                                                     ----------     ----------     ------------    -------------

Income Before Minority Interest in
    Income of Consolidated Joint Venture,
    Equity in Losses of Unconsolidated
    Joint Ventures, Gain on Sale of Land
    and Buildings and Provision for Loss
    on Land and Buildings                              264,725        400,827          906,940        1,250,025

Minority Interest in Income of
    Consolidated Joint Venture                          (4,352 )       (4,352 )        (12,933 )        (12,933 )

Equity in Losses of Unconsolidated
    Joint Ventures                                     (75,617 )       (9,494 )        (34,343 )        (12,496 )

Gain on Sale of Land and Buildings                          --             --          596,586          969,052

Provision for Loss on Land and Buildings               (99,865 )           --          (99,865 )        (32,819 )
                                                     ----------     ----------     ------------    -------------

Net Income                                           $  84,891       $386,981       $1,356,385       $2,160,829
                                                     ==========     ==========     ============    =============

Allocation of Net Income:
    General partners                                 $     (11)      $  3,870       $   11,479       $   16,113
    Limited partners                                    84,902        383,111        1,344,906        2,144,716
                                                     ----------     ----------     ------------    -------------

                                                     $  84,891       $386,981       $1,356,385       $2,160,829
                                                     ==========     ==========     ============    =============

Net Income Per Limited Partner Unit                  $    1.70       $   7.66       $    26.90       $    42.89
                                                     ==========     ==========     ============    =============

Weighted Average Number of Limited
    Partner Units Outstanding                           50,000         50,000           50,000           50,000
                                                     ==========     ==========     ============    =============

                 See accompanying notes to financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                  Nine Months Ended              Year Ended
                                                                    September 30,                December 31,
                                                                         1998                       1997
                                                              ---------------------------     -----------------
  General partners:
      Beginning balance                                              $     339,611             $     321,305
      Net income                                                            11,479                    18,306
                                                                   ----------------           ---------------
                                                                           351,090                   339,611
                                                                   ----------------           ---------------
  Limited partners:
      Beginning balance                                                 17,271,525                17,273,996
      Net income                                                         1,344,906                 2,373,529
      Distributions ($59.55 and
         $47.52 per limited partner
         unit, respectively)                                            (2,977,747 )              (2,376,000 )
                                                                   ----------------           ---------------
                                                                        15,638,684                17,271,525
                                                                   ----------------           ---------------

  Total partners' capital                                              $15,989,774               $17,611,136
                                                                   ================           ===============


                 See accompanying notes to financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                              Nine Months Ended
                                                                                September 30,
                                                                         1998                    1997
                                                                    ---------------         ---------------
Increase (Decrease) in Cash and Cash
   Equivalents:

      Net Cash Provided by Operating
         Activities                                                   $  1,376,910            $  1,500,218
                                                                   ----------------        ----------------

      Cash Flows from Investing Activities:
         Proceeds from sale of land
             and buildings                                               3,214,616               2,811,159
         Additions to land and buildings
             on operating leases                                          (150,000 )            (1,272,960 )
         Investment in joint ventures                                   (1,045,511 )              (511,667 )
         Collections on mortgage note
             receivable                                                    678,730                   3,100
         Decrease (increase) in restricted cash                            245,377                (159,912 )
                                                                   ----------------        ----------------
                Net cash provided by
                   investing activities                                  2,943,212                 869,720
                                                                   ----------------        ----------------

      Cash Flows from Financing Activities:
         Proceeds from loans from corporate
             general partner                                                     --                  37,000
         Repayment of loans from corporate
             general partner                                                    --                 (37,000 )
         Distributions to limited partners                              (3,071,747 )            (1,782,000 )
         Distributions to holders of minority
             interest                                                      (15,148 )               (15,031 )
                                                                   ----------------        ----------------
                Net cash used in financing
                   activities                                           (3,086,895 )            (1,797,031 )
                                                                   ----------------        ----------------

Net Increase in Cash and Cash Equivalents                                1,233,227                 572,907

Cash and Cash Equivalents at Beginning
   of Period                                                               493,118                  57,751
                                                                   ----------------        ----------------

Cash and Cash Equivalents at End of
   Period                                                             $  1,726,345           $     630,658
                                                                   ================        ================


                 See accompanying notes to financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                 CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                           1998                  1997
                                                                      ---------------       ----------------
Supplemental Schedule of Non-Cash
    Investing and Financing Activities:

       Mortgage note accepted in exchange
          for sale of land and building                                $          --          $     685,000
                                                                      ===============        ===============

       Deferred real estate disposition fees
          incurred and unpaid at end of
          period                                                       $      53,400          $      15,150
                                                                      ===============        ===============

       Distributions declared and unpaid at
          end of period                                                 $    500,000           $    594,000
                                                                      ===============        ===============




                 See accompanying notes to financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

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

         In May 1998, the Financial Accounting Standards Board reached a consensus in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods." Adoption of this consensus did not have a material effect on the Partnership's financial position or results of operations.

         Certain items in the prior year's financial statements have been reclassified to conform to 1998 presentation. These reclassifications had no effect on partners' capital or net income.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1998 and 1997


2.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at:

                                                                       September 30,            December 31,
                                                                            1998                    1997
                                                                     -------------------      -----------------
                  Land                                                   $  6,123,402            $ 7,325,960
                  Buildings                                                 8,720,879             10,891,910
                                                                       ---------------        ---------------
                                                                           14,844,281             18,217,870
                  Less accumulated depreciation                            (2,821,307 )           (3,341,624 )
                                                                       ---------------        ---------------
                                                                           12,022,974             14,876,246
                  Less allowance for loss on
                      land and building                                       (99,865 )             (240,663 )
                                                                       ---------------        ---------------

                                                                          $11,923,109            $14,635,583
                                                                       ===============        ===============

         During the nine months ended September 30, 1998, the Partnership sold its properties in Daytona Beach, Fernandina Beach and Punta Gorda, Florida, and Hagerstown, Maryland, for a total of approximately $3,280,000 and received net sales proceeds of $3,214,616, resulting in a total gain of $596,586 for financial reporting purposes. In connection with the sales of the properties in Daytona Beach and Fernandina Beach, Florida, the Partnership incurred deferred, subordinated, real estate disposition fees of $53,400 (see Note 6).

         In September 1998, the Partnership entered into a new lease agreement for the Golden Corral property located in Stockbridge, Georgia. In connection therewith, the Partnership funded $150,000 in renovation costs.

         As of December 31, 1997, the Partnership had established an allowance for loss on land and building of $240,663 for the property in Hagerstown, Maryland. The allowance represented the difference between the net carrying value at December 31, 1997 and the estimate of net realizable value of the property. The Partnership sold this property during the nine months ended September 30, 1998, as described above.

         In addition, during the nine months ended September 30, 1998, the Partnership established an allowance for loss on land and building of $99,865, for financial reporting purposes, relating to the property located in Hazard, Kentucky. The allowance represents the difference between the net carrying value of the property at September 30, 1998 and the current estimate of net realizable value for the property.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1998 and 1997


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

         In May 1998, the Partnership entered into a joint venture arrangement, RTO Joint Venture, with an affiliate of the general partners, to construct and hold one restaurant property. As of September 30, 1998, the Partnership had contributed $629,925 to purchase land and pay for construction relating to the joint venture. The Partnership has agreed to contribute approximately $36,100 in additional construction costs to the joint venture. When construction is completed, the Partnership will have an approximate 47 percent interest in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with an affiliate.

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures and properties held as tenants-in-common at:

                                                                         September 30,         December 31,
                                                                             1998                  1997
                                                                       ------------------    ------------------
                            Land and buildings on
                                operating leases, less
                                accumulated depreciation
                                and allowance for loss
                                on land and building                         $3,580,196            $3,152,962
                            Net investment in direct
                                financing leases                              3,406,017             1,003,680
                            Cash                                                 18,304                16,481
                            Accrued rental income                                48,509                11,621
                            Other assets                                          3,368                 1,480
                            Liabilities                                         123,346                18,722
                            Partners' capital                                 6,933,048             4,167,502
                            Revenues                                            423,873                82,837
                            Provision for loss on land
                                and building                                   (139,266 )            (147,039 )
                            Net income (loss)                                   222,725              (157,912 )


                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1998 and 1997


3.       Investment in Joint Ventures - Continued:

         The Partnership recognized losses totalling $34,343 and $12,496 for the nine months ended September 30, 1998 and 1997, respectively, from these joint ventures, of which losses totaling $75,617 and $9,494 were incurred during the quarters ended September 30, 1998 and 1997, respectively.

4.        Mortgage Note Receivable:

         In connection with the sale of the property in Roswell, Georgia, in June 1997, the Partnership accepted a promissory note in the principal sum of $685,000 collateralized by a mortgage on the property. During the nine months ended September 30, 1998, the Partnership collected the full amount of the outstanding mortgage note receivable balance.

         The mortgage note receivable consisted of the following at:

                                                                     September 30,           December 31,
                                                                          1998                   1997
                                                                   -------------------     ------------------
                     Principal balance                               $            --           $    678,730
                     Accrued interest receivable                                  --                  2,957
                                                                     ----------------       ----------------

                                                                     $            --           $    681,687
                                                                     ================       ================

5.       Allocations and Distributions:

         Generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, are allocated 99 percent to the limited partners and one percent to the general partners. Distributions of net cash flow are made 99 percent to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners is subordinated to receipt by the limited partners of an aggregate, ten percent, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return") on a noncumulative basis.

         Generally, net sales proceeds from the sale of properties, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with the 10% Preferred Return on a cumulative basis, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property is, in general, allocated in the same manner as net sales proceeds are distributable.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1998 and 1997


5.       Allocations & Distributions - Continued:

         Any loss from the sale of a property is, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

         During  the  nine  months  ended  September  30,  1998  and  1997,  the
         Partnership declared distributions to the limited partners of $2,977,747 and $1,782,000, respectively ($500,000 and $594,000 for the quarters ended September 30, 1998 and 1997, respectively). This represents distributions of $59.55 and $35.64 per unit for the nine months ended September 30, 1998 and 1997, respectively ($10.00 and $11.88 per unit for the quarters ended September 30, 1998 and 1997, respectively). Distributions for the nine months ended September 30, 1998, included $1,477,747 as a result of the distribution of net sales proceeds from the sale of the properties in Fernandina Beach and Daytona Beach, Florida. This amount was applied toward the limited partners' cumulative 10% Preferred Return. No distributions have been made to the general partners to date.

6.       Related Party Transactions:

         An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sale. Payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate cumulative 10% Preferred Return, plus their adjusted capital contributions. For the nine months ended September 30, 1998 and 1997, the Partnership incurred $53,400 and $15,150, respectively, in deferred, subordinated, real estate disposition fees as a result of the sale of properties in 1998 and 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund III, Ltd. (the "Partnership") is a Florida limited partnership that was organized on June 1, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of selected national and regional fast-food restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1998, the Partnership owned 28 Properties which included interests in three Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         During the nine months ended September 30, 1998 and 1997, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $1,376,910 and $1,500,218, respectively. The decrease in cash from operations for the nine months ended September 30, 1998, is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 1998.

         In January 1998, the Partnership used the net sales proceeds from the 1997 sale of the Property in Mason City, Iowa to acquire a Property located in Overland Park, Kansas, as tenants-in-common with affiliates of the general partners. In connection therewith, the Partnership and the affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of September 30, 1998, the Partnership owned a 25.84% interest in this Property.

         During the nine months ended September 30, 1998, the Partnership sold its Properties in Daytona Beach, Fernandina Beach and Punta Gorda, Florida, and Hagerstown, Maryland, for a total of approximately $3,280,000 and received net sales proceeds of $3,214,616, resulting in a total gain of $596,586 for financial reporting purposes. In connection with the sales of the Properties in Daytona Beach and Fernandina Beach, Florida, the Partnership incurred deferred, subordinated, real estate disposition fees of $53,400. The Partnership distributed $1,477,747 of the net sales proceeds as a special distribution to the limited partners, used a portion of the net sales proceeds to acquire an interest in RTO Joint Venture, as described below, and intends to use the remaining net sales proceeds to reinvest in additional Properties or use for other Partnership purposes. The Partnership anticipates that it will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from these sales.

         As described above, in May 1998, the Partnership entered into a joint venture, RTO Joint Venture, with an affiliate of the same general partners, to construct and hold one restaurant Property. As of September 30, 1998, the Partnership had contributed $629,925 to purchase land and pay for construction relating to the joint venture. The Partnership has agreed to contribute approximately $36,100 in additional construction costs to the joint venture. When construction is completed, the Partnership will have an approximate 47 percent interest in the profits and losses of the joint venture.

         In September 1998, the Partnership entered into a new lease agreement for the Golden Corral Property located in Stockbridge, Georgia. In connection therewith, the Partnership funded $150,000 in renovation costs.

         In connection with the sale of the Property in Roswell, Georgia, in June 1997, the Partnership accepted a promissory note in the principal sum of $685,000 collateralized by a mortgage on the Property. During the nine months ended September 30, 1998, the Partnership collected the full amount of the outstanding mortgage note receivable balance. The Partnership intends to use the mortgage note proceeds to invest in an additional Property or for other Partnership purposes.

         Currently, rental income from the Partnership's Properties is invested in money market accounts and other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1998, the Partnership had $1,726,345 invested in such short-term investments, as compared to $493,118 at December 31, 1997. The increase in cash and cash equivalents at September 30, 1998, is primarily attributable to the remaining net sales proceeds relating to the sale of the Properties in Daytona Beach, Punta Gorda and Fernandina Beach, Florida, and Hagerstown, Maryland, at September 30, 1998, and the receipt of the balance of the mortgage note receivable as described above. The funds remaining at September 30, 1998, will be used to pay distributions and other liabilities, to make additional contributions to RTO Joint Venture to pay for additional construction costs relating to the Property owned by the joint venture and to acquire an additional Property.

         Total liabilities of the Partnership, including distributions payable, decreased to $696,791 at September 30, 1998, from $729,249 at December 31, 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on current and anticipated future cash from operations and proceeds received from the sales of several Properties during 1998 and 1997, the Partnership declared distributions to limited partners of $2,977,747 and $1,782,000 for the nine months ended September 30, 1998 and 1997, respectively ($500,000 and $594,000 for the quarters ended September 30, 1998 and 1997, respectively). This represents distributions of $59.55 and $35.64 per unit for the nine months ended September 30, 1998 and 1997, respectively ($10.00 and $11.88 per unit for the quarters ended September 30, 1998 and 1997, respectively). Distributions for the nine months ended September 30, 1998, included $1,477,747 as a result of the distribution of net sales proceeds from the sale of the Properties in Fernandina Beach and Daytona Beach, Florida. This special distribution was effectively a return of a portion of the limited partners' investment, although, in accordance with the

Partnership agreement, it was applied to the limited partners' unpaid cumulative preferred return. As a result of the sale of the Properties, the Partnership's total revenue was reduced, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted for the nine months ended September 30, 1998. No distributions were made to the general partners for the quarter and nine months ended September 30, 1998 and 1997. No amounts distributed to the limited partners for the nine months ended September 30, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         The general partners have been informed by CNL American Properties Fund, Inc. ("APF"), an affiliate of the general partners, that it intends to significantly increase its asset base by proposing to acquire affiliates of the general partners which have similar restaurant property portfolios, including the Partnership. APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Accordingly, the general partners anticipate that APF will make an offer to acquire the Partnership in exchange for securities of APF. The general partners have recently retained financial and legal advisors to assist them in evaluating and negotiating any offer that may be proposed by APF. However, at this time, APF has made no such offer. In the event that an offer is made, the general partners will evaluate it and if the general partners believe that the offer is worth pursuing, the general partners will promptly inform the limited partners. Any agreement to sell the Partnership would be subject to the approval of the limited partners in accordance with the terms of the partnership agreement.

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

Results of Operations

         During the nine months ended September 30, 1997, the Partnership and its consolidated joint venture, Tuscawilla Joint Venture, owned and leased 32 wholly owned Properties (including five Properties which were sold in 1997) and during the nine months ended September 30, 1998, the Partnership and its consolidated joint venture owned and leased 27 wholly owned Properties (including four Properties which were sold in 1998), to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1998 and 1997, the Partnership and Tuscawilla Joint Venture earned $1,196,056 and $1,593,167, respectively, in rental income from operating leases (net of adjustments to accrued rental income), earned income from direct financing leases and contingent rental income for these Properties, $355,160 and $494,795 of which was earned during the quarters ended September 30, 1998 and

1997, respectively. The decrease in rental, earned and contingent rental income during the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 30, 1997, is partially attributable to a decrease of approximately $73,500 and $325,200, respectively, as a result of the sales of Properties during 1997 and 1998. The decrease in rental income was partially offset by an increase of approximately $69,100 for the nine months ended September 30, 1998, due to the reinvestment of the majority of the net sales proceeds from the 1997 sale of the Property in Bradenton, Florida, in a Property in Fayetteville, North Carolina in June 1997. The Partnership reinvested the net sales proceeds from the 1997 sales of the Properties in Kissimmee, Florida, Roswell, Georgia and Mason City, Iowa, in Properties held as tenants-in-common with affiliates of the general partners resulting in an increase in equity in earnings of joint venture as described below.

         Rental, earned and contingent rental income also decreased during the nine months ended September 30, 1998 due to the fact that, during the nine months ended September 30, 1998, (i) the tenant of the Property in Canton Township, Michigan, vacated the Property and ceased operations and (ii) the Partnership terminated the lease with the tenant of the Property in Hazard, Kentucky. Due to the fact that the Partnership had recognized accrued rental income since the inception of these leases relating to the straight lining of future scheduled rent increases in accordance with generally accepted accounting principles, the Partnership wrote off approximately $80,800 of such accrued rental income relating to these Properties during the nine months ended
September 30, 1998 approximately $29,500 of which was written off during the quarter ended September 30, 1998. The Partnership is currently seeking either replacement tenants or purchasers for these Properties. Rental and earned income are expected to remain at reduced amounts until the Partnership executes new leases for these Properties or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties.

         Rental and earned income during the nine months ended September 30, 1998 and 1997, remained at reduced amounts due to the fact that the Partnership did not receive any rental income relating to the Po Folks Property in Hagerstown, Maryland. In June 1998, the Partnership sold the Property to a third party. The Partnership intends to reinvest the net sales proceeds in an additional Property.

         During the nine months ended September 30, 1997, the Partnership owned and leased one Property indirectly through a joint venture arrangement and one Property as tenants-in-common with an affiliate of the general partners. During the nine months ended September 30, 1998, the Partnership owned and leased three Properties as tenants-in-common with affiliates of the general partners and three Properties indirectly through joint venture arrangements. In connection therewith, during the nine months ended September 30, 1998 and 1997, the Partnership recorded a loss of $34,343 and $12,496, respectively, attributable to losses recorded by these joint ventures, a loss of $75,617 and $9,494 during the quarters ended September 30, 1998 and 1997, respectively. The losses recorded during the quarter and nine months ended September 30, 1998 and 1997 are primarily attributable to the fact that, during July 1997, the operator of the Property owned by Titusville Joint Venture vacated the Property and ceased operations. In conjunction therewith, the joint venture established an allowance for doubtful accounts during the quarter and nine months ended September 30, 1997, for past due rental amounts. During the nine months ended September 30, 1998, the joint venture wrote off all uncollected balances and established an allowance for loss on land and building for its Property in Titusville, Florida of approximately $139,300. The allowance represents the difference between the Property's net carrying value at September 30, 1998, and the current estimated net realizable value of the Property. The joint venture is currently seeking either a replacement tenant or purchaser for this Property. The losses recorded by Titusville Joint Venture during the quarter and nine months ended September 30, 1998 and 1997, were partially offset by the fact that the Partnership reinvested a portion of the net sales proceeds it received from the 1997 and 1998 sales of several Properties, in three Properties with affiliates of the general partners as tenants-in-common and one Property through a joint venture arrangement with an affiliate of the general partners.

         Operating expenses, including depreciation and amortization expense, were $392,662 and $425,173 for the nine months ended September 30, 1998 and 1997, respectively, of which $113,310 and $131,090 were incurred for the quarters ended September 30, 1998 and 1997, respectively. The decrease in operating expenses during the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 30, 1997, is primarily attributable to a decrease in depreciation expense due to the sales of several Properties during 1998 and 1997.

         As a result of the sales of three Properties during the nine months ended September 30, 1998, as described above in "Liquidity and Capital Resources," and as a result of the sales of four Properties during the nine months ended September 30, 1997, the Partnership recognized total gains during the nine months ended September 30, 1998 and 1997, of $583,373 and $969,052, respectively, for financial reporting purposes.

         During the nine months ended September 30, 1997, the Partnership recorded an allowance for loss on land and building of $32,819, for financial reporting purposes, relating to the Po Folks Property in Hagerstown, Maryland. The loss represented the difference between the Property's net carrying value at September 30, 1997 and the estimated net realizable value of this Property. During June 1998, the Partnership sold this Property and recognized a gain of $13,213 for financial reporting purposes.

         In addition, during the nine months ended September 30, 1998, the Partnership recorded an allowance for loss on land and building of $99,865 for financial reporting purposes, relating to the Property in Hazard, Kentucky. The loss represents the difference between the Property's net carrying value and the current estimated net realizable value of the Property.

         In May 1998, the Financial Accounting Standards Board reached a consensus in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods." Adoption of this consensus did not have a material effect on the Partnership's financial position or results of operations.

         The Year 2000 problem is the result of information technology systems and embedded systems (products which are made with microprocessor (computer) chips such as HVAC systems, physical security systems and elevators) using a two-digit format, as opposed to four digits, to indicate the year. Such information technology and embedded systems may be unable to properly recognize and process date-sensitive information beginning January 1, 2000.

         The Partnership does not have any information technology systems. Affiliates of the general partners provide all services requiring the use of information technology systems pursuant to a management agreement with the Partnership. The maintenance of embedded systems, if any, at the Partnership's properties is the responsibility of the tenants of the properties in accordance with the terms of the Partnership's leases. The general partners and affiliates have established a team dedicated to reviewing the internal information technology systems used in the operation of the Partnership, and the information technology and embedded systems and the Year 2000 compliance plans of the Partnership's tenants, significant suppliers, financial institutions and transfer agent.

         The information technology infrastructure of the affiliates of the general partners consists of a network of personal computers and servers that were obtained from major suppliers. The affiliates utilize various administrative and financial software applications on that infrastructure to perform the business functions of the Partnership. The inability of the general partners and affiliates to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Partnership's business activities or operations. Accordingly, the general partners and affiliates have requested and are evaluating documentation from the suppliers of the affiliates regarding the Year 2000 compliance of their products that are used in the business activities or operations of the Partnership. The costs expected to be incurred by the general partners and affiliates to become Year 2000 compliant will be incurred by the general partners and affiliates; therefore, these costs will have no impact on the Partnership's financial position or results of operations.

         The Partnership has material third party relationships with its tenants, financial institutions and transfer agent. The Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. If any of these third parties are unable to meet their obligations to the Partnership because of the Year 2000 deficiencies, such a failure may have a material impact on the Partnership. Accordingly, the general partners have requested and are evaluating documentation from the Partnership's tenants, financial institutions, and transfer agent relating to their Year 2000 compliance plans. At this time, the general partners have not yet received sufficient certifications to be assured that the tenants, financial institutions, and transfer agent have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. Therefore, the general partners do not, at this time, know of the potential costs to the Partnership of any adverse impact or effect of any Year 2000 deficiencies by these third parties.

         The general partners currently expect that all year 2000 compliance testing and any necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership will be completed prior to June 30, 1999. Based on the progress the general partners and affiliates have made in identifying and addressing the Partnership's Year 2000 issues and the plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with the Partnership's Year 2000 compliance at this time. Because the general partners and affiliates are still evaluating the status of the systems used in business activities and operations of the Partnership and the systems of the third parties with which the Partnership conducts its business, the general partners have not yet developed a comprehensive contingency plan and are unable to identify "the most reasonably likely worst case scenario" at this time. As the general partners identify significant risks related to the Partnership's Year 2000 compliance or if the Partnership's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the general partners will develop appropriate contingency.

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

Item 4.          Submission of Matters to a Vote of Security Holders.

                      Inapplicable.

Item 5.          Other Information.  Inapplicable.

Item 6.          Exhibits and Reports on Form 8-K.

                 (a)  Exhibits - None.

                 (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          DATED this 10th day of November, 1998.


                          CNL INCOME FUND III, LTD.

                           By: CNL REALTY CORPORATION
                               General Partner


                                By:  /s/ James M. Seneff, Jr.
                                     ------------------------------
                                     JAMES M. SENEFF, JR.
                                     Chief Executive Officer
                                     (Principal Executive Officer)


                                By:  /s/ Robert A. Bourne
                                     ------------------------------
                                     ROBERT A. BOURNE
                                     President and Treasurer
                                     (Principal Financial and
                                     Accounting Officer)