Form 10-K405
period 1998-12-31
CNL INCOME FUND III LTD
filed 1999-03-31
CIK 817845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______


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

       Registrant's telephone number, including area code: (407) 650-1000

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class:             Name of exchange on which registered:
          None                         Not Applicable

           Securities registered pursuant to section 12(g) of the Act:

              Units of limited partnership interest ($500 per Unit)
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of 50,000 units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market for such Units. Each Unit was originally sold at $500 per Unit.


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

         The Partnership was organized primarily to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $22,125,102, and were used to acquire 32 Properties, including interests in two Properties owned by joint ventures in which the Partnership is a co-venturer. During 1997, the Partnership sold its Properties in Chicago, Illinois; Bradenton, Florida; Kissimmee, Florida; Roswell, Georgia and Mason City Iowa. The Partnership reinvested a portion of these net sales proceeds in a Property in Fayetteville, North Carolina. In addition, the Partnership reinvested a portion of these net sales proceeds in three Properties, one each in Englewood, Colorado, Miami, Florida, and Overland Park, Kansas, as tenants-in-common, with affiliates of the General Partners during 1997 and 1998. During 1998, the Partnership sold its Properties in Daytona Beach, Fernandina Beach, and Punta Gorda, Florida; Hagerstown, Maryland, and Hazard Kentucky. The Partnership reinvested a portion of the net sales proceeds in a joint venture arrangement, RTO Joint Venture, with affiliates of the General Partners. In January 1999, the Partnership reinvested a portion of the remaining net sales proceeds from the 1998 sales in a Property in Montgomery, Alabama. The Partnership intends to use the remaining net sales proceeds to invest in an additional Property, to pay liabilities of the Partnership, including regular quarterly distributions to the Limited Partners, and for other Partnership purposes. As a result of the above transactions as of December 31, 1998, the Partnership owned 27 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates as tenants-in-common. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. APF has agreed to issue shares of its common stock, par value $0.01 per share (the "APF Shares"), as consideration for the Merger. At a special meeting of the partners that is expected to be held in the third quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the Limited Partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. See Item 8. Financial Statements and Supplementary Data -- Note 13. Subsequent Event.

         In the event that the Limited Partners vote against the Merger, the Partnership will hold its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under Property or joint venture purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer provide for initial terms ranging from 15 to 20 years (the average being 18 years), and expire between 2002 and 2018. Generally, leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties generally provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $23,000 to $191,900. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount, to be paid annually. In addition, some leases provide for increases in the annual base rent during the lease term.

         The leases of the Properties provide for two or four five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at each Property's then fair market value, or pursuant to a formula based on the original cost of the Property, after a specified portion of the lease term has elapsed. Additionally, certain leases provide the lessee an option to purchase up to a 49 percent interest in the Property, after a specified portion of the lease term has elapsed, at an option purchase price similar to that described above, multiplied by the percentage interest in the Property with respect to which the option is being exercised.

         The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership must first offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         In January 1998, the Partnership reinvested a portion of the net sales proceeds from the sale of the Properties in Kissimmee, Florida, and Mason City, Iowa, in an IHOP Property located in Overland Park, Kansas, with an affiliate of the General Partners, as tenants-in-common, as described below in "Joint Venture Arrangements." In addition, in May 1998, the Partnership contributed the net sales proceeds from the sale of the Property in Punta Gorda, Florida, in a joint venture arrangement, RTO Joint Venture, with an affiliate of the General Partners, as described below in "Joint Venture Arrangements." The lease terms for these Properties are substantially the same as the Partnership's other leases, as described above in the first three paragraphs of this section.

         In September 1998, the Partnership entered into a new lease agreement with a new tenant, for the Golden Corral Property located in Stockbridge, Georgia. The lease terms for this Property are substantially the same as the Partnership's other leases, as described above in the first three paragraphs of this section.

         In January 1999, the Partnership reinvested a portion of the net sales proceeds from the sales of the Properties in Hagerstown, Maryland and Hazard, Kentucky, in a Property located in Montgomery, Alabama. The lease terms for this Property are substantially the same as the Partnership's other leases, as described above in the first three paragraphs of this section.

Major Tenants

         During 1998, one lessee of the Partnership and its consolidated joint venture, Golden Corral Corporation, contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from one Property owned by two unconsolidated joint ventures and three Properties owned with affiliates as tenants-in-common). As of December 31, 1998, Golden Corral Corporation was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, this lessee will continue to contribute more than ten percent of the Partnership's total rental income in 1999 and subsequent years. In addition, three Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Pizza Hut, and KFC, each accounted for more than ten percent of the Partnership's total rental income in 1998 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from two Properties owned by two unconsolidated joint ventures and three Properties owned with affiliates as tenants-in-common). In subsequent years, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of total rental income to which the partnership is entitled under the terms of the leases. Any failure of

Golden Corral Corporation or any of these Restaurant Chains could materially affect the Partnership's income. As of December 31, 1998, no single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

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

         In addition, in May 1998, the Partnership entered into a joint venture arrangement, RTO Joint Venture, with affiliates of the General Partners, to construct and hold one Property. Construction was completed and rent commenced in December 1998. The joint venture arrangement provides for the Partnership and its joint venture partners to share in all costs and benefits associated in the joint venture in proportion to each partner's percentage interest in the joint venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture. The Partnership currently has a 46.88% interest in this joint venture.

         Each joint venture has an initial of approximately 20 years (generally the same term as the initial term of the lease for the Property in which the joint venture invested) and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of any joint venture partner or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partner to dissolve the joint venture.

         The Partnership has management control of Tuscawilla Joint Venture and shares management control equally with an affiliate of the General Partners for Titusville Joint Venture. The joint venture agreements restrict each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partners, either upon such terms and conditions as to which the ventures may agree or, in the event the ventures cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

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

         In addition to the above joint venture arrangements, in 1997, the Partnership entered into separate agreements to hold a Property in Englewood, Colorado and a Property in Miami, Florida, as tenants-in-common with affiliates of the General Partners. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Properties in proportion to each co-venturer's percentage interest. The Partnership owns a 33 percent and 9.84% interest in the Property in Englewood, Colorado and the Property in Miami, Florida, respectively.

         In addition, in January 1998, the Partnership entered into an agreement to hold an IHOP Property as tenants-in-common with an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns a 25.87% interest in this Property.

Property Management

         CNL Funds Advisors, Inc., an affiliate of the General Partners, acts as manager of the Partnership's Properties pursuant to a property management agreement with the Partnership. Under this agreement, CNL Fund Advisors, Inc. is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Fund Advisors, Inc. also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay CNL Fund Advisors, Inc. an annual fee of one-half of one percent of Partnership assets (valued at cost) under management, not to exceed the lesser of one percent of gross rental revenues or competitive fees for comparable services. Under the management agreement, the property management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, noncumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement"). In any year in which the Limited Partners have not received the 10% Preferred Return, no property management fee will be paid.

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


Item 2.  Properties

         As of December 31, 1998, the Partnership owned, either directly or through joint venture arrangements, 27 Properties located in 16 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 11,800 to 74,600 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,900 to 7,900 square feet. Generally, all buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations.

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

         Leases with Major Tenant. The terms of each of the leases with the Partnership's major tenant as of December 31, 1998 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Golden Corral Corporation leases five Golden Corral restaurants pursuant to leases, each with an initial term of 15 years (expiring in 2002) and an average minimum base annual rent of approximately $64,400 (ranging from approximately $48,000 to $76,400).

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



                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of March 11, 1999, there were 2,035 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 1998, the price paid for any Unit transferred pursuant to the Plan was $475 per Unit. The price paid for any Units transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1998 and 1997 other than pursuant to the Plan, net of commissions.

                                                  1998 (1)                                    1997 (1)
                                    -------------------------------------       -------------------------------------

                                       High         Low         Average          High         Low          Average
                                      --------    ---------    ----------       --------    ---------    ------------
         First Quarter                   $425         $420          $423           $500         $500            $500
         Second Quarter                   480          379           442            409          409             409
         Third Quarter                    480          389           435            475          410             445
         Fourth  Quarter                  450          375           427            475          437             471



(1) A total of 255 and 613 Units were transferred other than pursuant to the Plan for the years ended December 31, 1998 and 1997, respectively.

         The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 1998 and 1997, the Partnership declared cash distributions of $3,477,747 and $2,376,000, respectively, to the Limited Partners. In addition, the distribution during 1998 included $1,477,747 as a result of the distribution of net sales proceeds from the sale of the Properties in Fernandina Beach and Daytona Beach, Florida. This special distribution was effectively a return of a portion of the Limited Partners' investment, although, in accordance with the Partnership agreement, it was applied to the Limited Partners' unpaid cumulative preferred return. The reduced number of Properties for which the Partnership receives rental payments, as well as ongoing operations, reduced the Partnership's revenues in 1998 and is expected to reduce the Partnership's revenues in subsequent years. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, resulted in a decrease in cash distributions to the Limited Partners during 1998. No amounts distributed to partners for the years ended December 31, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

                                               1998                1997
                                           -------------       -------------

               First Quarter                 $1,977,747            $594,000
               Second Quarter                   500,000             594,000
               Third Quarter                    500,000             594,000
               Fourth Quarter                   500,000             594,000


         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although the General Partners, in their sole discretion, may elect to pay distributions monthly.


Item 6.  Selected Financial Data


                                    1998             1997            1996             1995            1994
                                -------------    -------------   --------------   -------------   --------------
Year ended December 31:
    Revenues (1)                 $ 1,786,254      $ 2,023,495      $ 2,452,797     $ 2,358,235      $ 2,511,833
    Net income (2)                 1,736,883        2,391,835        1,814,657       1,482,515        1,858,605
    Cash distributions
      declared (3)                 3,477,747        2,376,000        2,376,000       2,376,000        2,376,000
    Net income per Unit (2)            34.44            47.47            35.93           29.37            36.80
    Cash distributions
      declared per Unit                69.55            47.52            47.52           47.52            47.52
      (2)(3)

At December 31:
    Total assets                $ 16,701,732     $ 18,479,002     $ 18,608,907    $ 19,065,305     $ 19,945,765
    Partners' capital             15,870,272       17,611,136       17,595,301      18,156,644       19,050,129




(1) Revenues include equity in earnings of the unconsolidated joint venture and minority interest in income and losses of the consolidated joint venture.

(2) Net income for the year ended December 31, 1998, includes gain on sale of land and buildings of $497,321 and impairment in carrying value of net investment in direct financing lease of $25, 821. Net income for the years ended December 31, 1997 and 1995, includes a provision for loss on land and building of $32,819 and $207,844, respectively. Net income for the year ended December 31, 1997, includes gain on sale of land and buildings of $1,027,590.

(3) Distributions for the year ended December 31, 1998, includes a special distribution to the Limited Partners of $1,477,747, as a result of the distribution of the net sales proceeds from Property sales.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on June 1, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food Restaurant Chains. The leases generally are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1998, the Partnership owned 27 Properties, either directly or indirectly through joint venture arrangements.

Liquidity and Capital Resources

         During the years ended December 31, 1998, 1997 and 1996, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses) of $1,821,296, $2,021,689, and $2,091,754. The decrease in cash from operations during 1998 and 1997, each as compared to the previous year, is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital during each of the respective years.

         Other sources and uses of capital included the following during the years ended December 31, 1998, 1997, and 1996.

         In January 1996, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $86,200 in connection with the operations of the Partnership. The loan was uncollateralized, bore interest at a rate of prime plus 0.25% per annum and was due on demand. The Partnership repaid the loan in full, along with approximately $660 in interest, to the corporate General Partner. In addition, during 1996 and 1997, the Partnership entered into various promissory notes with the corporate general partner for loans totalling $575,200 and $117,000, respectively, in connection with the operations of the Partnership. The loans were uncollateralized, non-interest bearing and due on demand. The Partnership had repaid the loans in full to the corporate general partner as of December 31, 1997.

         In January 1997, the Partnership sold its Property in Chicago, Illinois, to a third party, for $505,000 and received net sales proceeds of $496,418, resulting in a gain of $3,827 for financial reporting purposes. The Partnership used $452,000 of the net sales proceeds to pay liabilities of the Partnership, including quarterly distributions to the Limited Partners. The balance of the funds was used to pay past due real estate taxes on this Property incurred by the Partnership as a result of the former tenant declaring bankruptcy. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any, (at a level reasonably assumed by the General Partners), resulting from the sale.

         In March 1997, the Partnership sold its Property in Bradenton, Florida, to the tenant, for $1,332,154 and received net sales proceeds of $1,305,671, resulting in a gain of $361,368 for financial reporting purposes. This Property was originally acquired by the Partnership in June 1988 and had a cost of approximately $1,080,500, excluding acquisition fees and miscellaneous acquisition expense; therefore, the Partnership sold the Property for approximately $229,500 in excess of its original purchase price. In June 1997, the Partnership reinvested approximately $1,276,000 of the net sales proceeds received in a Property in Fayetteville, North Carolina. The Partnership used the remaining net sales proceeds for other Partnership purposes. The transaction, or a portion thereof, relating to the sale of the Property in Bradenton, Florida, and the reinvestment of the proceeds in a Property in Fayetteville, North Carolina, qualified as a like-kind exchange transaction for federal income tax purposes. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In April 1997, the Partnership sold its Property in Kissimmee, Florida, to a third party for $692,400 and received net sales proceeds of $673,159, resulting in a gain of $271,929 for financial reporting purposes. This Property was originally acquired by the Partnership in March 1988 and had a cost of approximately $474,800, excluding acquisition fees and miscellaneous acquisition expense; therefore, the Partnership sold the Property for approximately $196,400 in excess of its original purchase price. In July 1997, the Partnership reinvested approximately $511,700 of these net sales proceeds in a Property located in Englewood, Colorado, as tenants-in-common with an affiliate of the General Partners. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. As of December 31, 1997, the Partnership owned a 33 percent interest in the Property. In January 1998, the Partnership reinvested the remaining net sales proceeds in an IHOP Property in Overland Park, Kansas, with affiliates of the General Partners, as tenants-in-common. The transaction, or a portion thereof, relating to the sale of the Property in Kissimmee, Florida, and the reinvestment of a portion of the proceeds in an IHOP Property in Englewood, Colorado, qualified as a like-kind exchange transaction for federal income tax purposes. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In April 1996, the Partnership received $51,400 as partial settlement in a right of way taking relating to a parcel of land of the Property in Plant City, Florida. In April 1997, the Partnership received the remaining proceeds of $73,600 finalizing the sale of the land parcel. In connection therewith, the Partnership recognized a gain of $94,320 for financial reporting purposes.

         In addition, in June 1997, the Partnership sold its Property in Roswell, Georgia, to a third party for $985,000 and received net sales proceeds of $942,981, resulting in a gain of $237,608 for financial reporting purposes. This Property was originally acquired by the Partnership in June 1988 and had a cost of approximately $775,200, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $167,800 in excess of its original purchase price. In connection therewith, the Partnership received $257,981 in cash and accepted the remaining sales proceeds in the form of a promissory note in the principal sum of $685,000, collateralized by a mortgage on the Property. During 1998, the Partnership collected the full amount of the outstanding mortgage note receivable balance of $678,730. In December 1997, the Partnership reinvested a portion of the net sales proceeds in a Property located in Miami, Florida, as tenants-in-common with an affiliate of the General Partners. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. As of December 31, 1998, the Partnership owned a 9.84% interest in the Property. The Partnership used the remaining net sales proceeds for other Partnership purposes. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In October 1997, the Partnership sold its Property in Mason City, Iowa, to the tenant for $218,790 and received net sales proceeds of $216,528, resulting in a gain of $58,538 for financial reporting purposes. This Property was originally acquired by the Partnership in March 1988 and had a cost of approximately $190,300, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $26,700 in excess of its original purchase price. In January 1998, the Partnership reinvested the net sales proceeds in a Property in Overland Park, Kansas, with affiliates of the General Partners, as tenants-in-common. The transaction, or a portion thereof, relating to the sale of the Property in Mason City, Iowa, and the reinvestment of the proceeds in a Property in Overland Park, Kansas, with affiliates as tenants-in-common, qualified as a like-kind exchange transaction for federal income tax purposes. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In January 1998, the Partnership sold its Property in Fernandina Beach, Florida, to the tenant, for $730,000 and received net sales proceeds of $724,172 resulting in a gain of $242,129 for financial reporting purposes. In addition, in January 1998, the Partnership sold its Property in Daytona Beach, Florida, to the tenant, for $1,050,000 and received net sale proceeds of $1,006,501, resulting in a gain of $267,759 for financial reporting purposes. These properties were originally acquired by the Partnership in May 1988 and August 1988, respectively, and had a total cost of approximately $1,464,200, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the
Partnership sold the Properties for approximately $266,500 in excess of their original purchase price. In connection with the sale of these Properties, the Partnership incurred deferred, subordinated, real estate disposition fees of $53,400. The Partnership distributed $1,477,747 of the net sales proceeds as a special distribution to the Limited Partners and used the remaining proceeds for other Partnership purposes. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any, (at a level reasonably assumed by the General Partners), resulting from these sales.

         In February 1998, the Partnership also sold its Property in Punta Gorda, Florida, to a third party, for $675,000 and received net sales proceeds of $665,973, resulting in a gain of $73,485 for financial reporting purposes. In May 1998, the Partnership contributed the net sales proceeds in a joint venture arrangement as described below. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners).

         As described above, in May 1998, the Partnership entered into a joint venture, RTO Joint Venture, with an affiliate of the General Partners, to construct and hold one restaurant Property. As of December 31, 1998, the Partnership had contributed $676,952 to purchase land and pay for construction relating to the joint venture. Construction was completed and rent commenced in December 1998. The Partnership holds a 46.88% interest in the profits and losses of the joint venture.

         In June 1998, the Partnership sold its Property in Hagerstown, Maryland, to a third party, for $825,000 and received net sales proceeds of $789,639, resulting in gain of $13,213 for financial reporting purposes. In January 1999, the Partnership reinvested the majority of the net sales proceeds in a Property in Montgomery, Alabama. The Partnership intends to use the remaining net sales proceeds to pay distributions to the Limited Partners and for other Partnership purposes. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners).

         In September 1998, the Partnership entered into a new lease agreement for the Golden Corral Property in Stockbridge, Georgia. In connection therewith, the Partnership funded $150,000 in renovation costs.

         In  December  1998,  the  Partnership  sold  its  Property  in  Hazard,
Kentucky, to a third party for $435,000 and received net sales proceeds of $432,625, resulting in a loss of $99,265 for financial reporting purposes. In January 1999, the Partnership reinvested the net sales proceeds in a Property in Montgomery, Alabama.

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

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1998, the Partnership had $2,047,140 invested in such short-term investments as compared to $493,118 at December 31, 1997. The increase in cash and cash equivalents is primarily attributable to the fact that cash and cash equivalents at December 31, 1998, included the remaining net sales proceeds relating to the sale of several Properties pending reinvestment in additional Properties, and the note receivable as described above. The funds remaining at December 31, 1998, will be used for investment in an additional Property and for the payment of distributions and other liabilities.

         During 1998, 1997, and 1996, affiliates of the General Partners incurred on behalf of the Partnership $95,798, $71,681, and $108,900, respectively, for certain operating expenses. At December 31, 1998 and 1997, the Partnership owed $84,337 and $82,238, respectively, to affiliates for such amounts and accounting and administrative services. In addition, during the year ended December 31, 1998 and 1997, the Partnership incurred $53,400 and $15,150, respectively, in real estate disposition fees due to an affiliate as a result of services provided in connection with the sale of the Properties in Chicago, Illinois; Daytona Beach and Fernandina Beach, Florida. The payment of such fees is deferred until the Limited Partners have received the sum of their cumulative 10% Preferred Return and their adjusted capital contributions. Other liabilities, including distributions payable, decreased to $542,868 at December 31, 1998, from $631,861 at December 31, 1997. The decrease in amounts payable to other parties was primarily attributable to a decrease in distributions payable to the Limited Partners at December 31, 1998. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on current and anticipated cash from operations and a portion of the sales proceeds received from the sale of Properties during 1998 and 1997, the Partnership declared distributions to the Limited Partners of $3,477,747 for the year ended December 31, 1998 and $2,376,000 for each of the years ended December 31, 1997 and 1996. This represents distributions of $69.55 per unit for the year ended December 31, 1998 and $47.52 per unit for each of the years ended December 31, 1997 and 1996. Distributions for 1998 included $1,477,747 as a result of the distribution of net sales proceeds from the sale of the Properties in Fernandina Beach and Daytona Beach, Florida. This special distribution was effectively a return of a portion of the Limited Partners' investment, although, in accordance with the Partnership agreement, it was applied to the Limited Partner's unpaid cumulative 10% Preferred Return. The reduced number of Properties for which the Partnership receives rental payments, as well as ongoing operations, reduced the Partnership's revenues in 1998 and is expected to reduce the Partnership's revenues in subsequent years. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, resulted in a decrease in cash distributions to the Limited Partners during 1998. No amounts distributed to the Limited Partners for the years ended December 31, 1998, 1997, or 1996 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. As consideration for the Merger, APF has agreed to issue 2,082,901 APF Shares which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in APF's most recent public offering. In order to assist the General Partners in evaluating the proposed merger consideration, the General Partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $20,535,734 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former Limited Partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The General Partners intend to recommend that the Limited Partners of the Partnership approve the Merger. In connection with their recommendation, the General Partners will solicit the consent of the Limited Partners at the special meeting.

Results of Operations

         During the year ended December 31, 1996, the Partnership and its consolidated joint venture, Tuscawilla Joint Venture, owned and leased 30 wholly owned Properties and during 1997, the Partnership and its consolidated joint venture, Tuscawilla Joint Venture, owned and leased 32 wholly owned Properties (including five Properties which were sold during 1997). During 1998, the Partnership owned and leased 27 wholly owned Properties (including five Properties which were sold during 1998). In addition, during the years ended December 31, 1996, 1997 and 1998, the Partnership was a co-venturer in two separate joint ventures that each owned and leased one Property and during 1997 and 1998, the Partnership owned and leased two Properties, with affiliates of the General Partners, as tenants-in-common. During 1998, the Partnership and its consolidated joint venture, Tuscawilla Joint Venture, owned and leased one additional Property, with affiliates of the General Partners, as tenants-in-common and was a co-venturer in a joint venture that owned and leased one Property. As of December 31, 1998, the Partnership owned, either directly or through joint venture arrangements, 27 Properties which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $23,000 to $191,900. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some leases provide for increases in the annual base rent during the lease term. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 1998, 1997, and 1996, the Partnership and its consolidated joint venture, Tuscawilla Joint Venture, earned $1,554,852, $1,930,486, and $2,273,850, respectively, in rental income from operating leases and earned income from direct financing leases. The decrease in rental and earned income during 1998 and 1997, each as compared to the previous year, is partially attributable to a decrease of approximately $350,300 and $219,700, respectively, as a result of the sales of Properties during 1998 and 1997, as described above in "Liquidity and Capital Resources." During 1998 and 1997, the decrease in rental income was partially offset by an increase of approximately $69,100 and $86,200, respectively, due to the reinvestment of a portion of these net sales proceeds during 1997, in a rental Property in Fayetteville, North Carolina, as described above in "Liquidity and Capital Resources."

         The decrease in rental and earned income during 1997, as compared to 1996, is partially attributable to the fact that during 1997, the Partnership entered into a new lease with a new tenant for the Denny's Property in Hagerstown, Maryland, and in connection therewith, recognized as income approximately $118,700 for which the Partnership had previously established an allowance for doubtful accounts relating to the Denny's and Po Folks Properties in Hagerstown, Maryland. During 1997, the Partnership established an allowance for doubtful accounts for these amounts due to the uncertainty of the collectibility of these amounts. The General Partners are pursuing collection of past due amounts relating to this Property and will recognize any such amounts as income if collected.

         Rental and earned income during 1998, 1997, and 1996, remained at reduced levels due to the fact that the Partnership did not receive any rental income relating to the Po Folks Property in Hagerstown, Maryland. In June 1998, the Partnership sold the Property to a third party, as described above in "Liquidity and Capital Resources." In January 1999, the Partnership reinvested the majority of the net sales proceeds in a Property in Montgomery, Alabama and intends to use the remaining net sales proceeds for other Partnership purposes.

         In addition, the decrease in rental and earned income during 1997, as compared to 1996, is partially attributable to the fact that, during 1998 and 1997, the Partnership increased its allowance for doubtful accounts by approximately $74,400 and $15,400, respectively, for accrued rental income amounts previously recorded (due to the fact that future scheduled rent increases are recognized on a straight-line basis over the term of the lease in accordance with generally accepted accounting principles) relating to the Property in Canton Township, Michigan, due to financial difficulties the tenant was experiencing. During 1998, the tenant vacated the Property and ceased operations and the Partnership wrote off all such accrued rental income amounts and is currently seeking either a replacement tenant or purchaser for this Property.

         The decrease during 1998, as compared to 1997, is also partially attributable to the fact that during 1998, the Partnership terminated the lease with the tenant of the Property in Hazard, Kentucky, and wrote off approximately $29,500 of accrued rental income recognized since inception relating to the straight lining of future scheduled rent increases, in accordance with generally accepted accounting principles. In addition, the decrease during 1998 is partially attributable to the Partnership reserving approximately $41,400 in accrued rental income (non-cash accounting adjustment relating to the straight-lining of future scheduled rent increases over the term of the lease in accordance with generally accepted accounting principles).

         During the years ended December 31, 1998, 1997, and 1996, the Partnership also earned $98,915, $157,648, and $157,993, respectively, in contingent rental income. The decrease in contingent rental income during 1998, as compared to 1997, is primarily attributable to the sales of Properties during 1998 and 1997, for which the leases required the payment of contingent rental income.

         In addition, during 1998, 1997, and 1996, the Partnership earned $127,064, 100,816, and $26,496, respectively, in interest and other income. The increase in interest and other income during 1998 and 1997, was partially attributable to the interest earned on the net sales proceeds relating to the sales of Properties during 1998 and 1997, temporarily invested in short-term highly liquid investments pending reinvestment of such amounts in additional Properties or the use of such amounts for other Partnership purposes. In addition, interest and other income increased by approximately $33,700 during 1997, as a result of the interest earned on the mortgage note receivable accepted in connection with the sale of the Property in Roswell, Georgia, in June 1997. The increase in interest and other income during 1997, was also attributable to the Partnership recognizing $15,000 in other income due to the fact that the purchase and sale agreement between the Partnership and a third party for the Po Folks Property located in Hagerstown, Maryland, was terminated. Based on the agreement, the deposits received in connection with the purchase and sale agreement were retained as other income by the Partnership due to the termination of the agreement.

         The Partnership recognized income of $22,708, a loss of $148,170, and income of $11,740 for the years ended December 31, 1998, 1997, and 1996, respectively, attributable to net income and net loss earned by unconsolidated joint ventures in which the Partnership is a co-venturer. The loss during 1997 was due to the fact that during 1997, the operator of the Property owned by Titusville Joint Venture vacated the Property and ceased operations. In conjunction therewith, during 1997, Titusville Joint Venture (in which the Partnership owns a 73.4% interest) established an allowance for doubtful accounts of approximately $27,000 for past due rental amounts. No such allowance was established during 1996. During 1998, the joint venture wrote off all uncollected balances and ceased collection efforts. The joint venture wrote off unamortized lease costs of $23,500 in 1997 due to the tenant vacating the Property. In addition, during 1997, the joint venture established an allowance for loss on land and building for its Property in Titusville, Florida, of approximately $147,000. During 1998, the joint venture increased the allowance for loss on land and building by approximately $125,300 for financial reporting purposes. The allowance represents the difference between the Property's carrying value at December 31, 1998 and the current estimate of the net realizable value at December 31, 1998 for the Property. Titusville Joint Venture is currently seeking either a replacement tenant or purchaser for this Property. The increase in income earned from joint ventures during 1998, is partially attributable to, and the decrease during 1997, as compared to 1996, is partially offset by, an increase in net income earned by joint ventures due to the fact that the Partnership reinvested a portion of the net sales proceeds it received from the 1997 and 1998 sales of several Properties, in three Properties with affiliates of the general partners as tenants-in-common and one Property through a joint venture arrangement with an affiliate of the general partners in 1997 and 1998.

         During the year ended December 31, 1998, one lessee of the Partnership and its consolidated joint venture, Golden Corral Corporation, contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from Properties owned by unconsolidated joint ventures and Properties owned with affiliates as tenants-in-common). As of December 31, 1998, Golden Corral Corporation was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, this lessee will continue to contribute more than ten percent of the Partnership's total rental income during 1999. In addition, during the year ended December 31, 1998, three Restaurant Chains, Golden Corral, Pizza Hut, and KFC, each accounted for more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from Properties owned by unconsolidated joint ventures and Properties owned with affiliates as tenants-in-common). It is anticipated that Golden Corral, Pizza Hut, and KFC each will continue to account for more than ten percent of total rental income to which the Partnership is entitled under the terms of the leases. Any failure of Golden Corral Corporation or any of these Restaurant Chains could materially affect the Partnership's income, if the Partnership is not able to re-lease these Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $520,871, $626,431, and $638,140 for the years ended December 31, 1998,
1997, and 1996, respectively. The decrease in operating expenses during 1998, as compared to 1997, and 1997, as compared to 1996, was partially attributable to a decrease in depreciation expense as a result of the sales of Properties in 1998 and 1997, as described above in "Liquidity and Capital Resources."

         The decrease in operating expenses during 1998, as compared to 1997, is partially attributable to, and the decrease during 1997, as compared to 1996, is partially offset by, an increase in operating expenses during 1997, due to the fact that the Partnership recognized real estate tax expense of approximately $40,200 and bad debt expense of approximately $32,400, relating to the Denny's and Po Folks Properties in Hagerstown, Maryland. These amounts relate to prior year amounts due from the former tenant that the current tenant of this Property had agreed to pay, as described above in "Liquidity and Capital Resources." However, the Partnership recorded these amounts as expenses during 1997, due to the fact that payment of these amounts by the current tenant was doubtful. The General Partners intend to pursue collection of past due amounts relating to this Property and will recognize any such amounts as income if collected. In June 1998, the Partnership sold the Po Folks Property to a third party if the Partnership is unable to re-lease these Properties in a timely manner.

         The decrease during 1998, as compared to 1997, is partially offset by the fact that the Partnership incurred $14,227 in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described above in "Liquidity and Capital Resources." If the Limited Partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the General Partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         As a result of the Properties sales during 1998 and 1997, and the sale of parcel of land in Plant City, Florida, as described above in "Liquidity and Capital Resources," the Partnership recognized gains on sale of land and buildings totalling $497,321 and $1,027,590 during the years ended December 31, 1998 and 1997, respectively. No Properties were sold during 1996. In addition, during the years ended December 31, 1998 and 1997, the Partnership recorded an allowance for loss on land and building and impairment in carrying value of net investment in direct financing lease of $25,821 and $32,819, respectively, relating to the Denny's and Po Folks Properties in Hagerstown, Maryland. The allowance represents the difference between the carrying value of the Properties at December 31, 1998 and 1997, and the net realizable value of the Properties based on the current estimated net realizable value of each Property at December 31, 1998 and 1997, respectively.

         The Partnership's leases as of December 31, 1998, are triple-net leases and, in general, contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income (for certain Properties) over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

Year 2000

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

         The Partnership currently does not have any information technology systems. Affiliates of the General Partners provide all services requiring the use of information technology systems pursuant to a management agreement with the Partnership. The maintenance of embedded systems, if any, at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases. The General Partners and affiliates have established a team dedicated to reviewing the internal information technology systems used in the operation of the Partnership, and the information technology and embedded systems and the Year 2000 compliance plans of the Partnership's tenants, significant suppliers, financial institutions and transfer agent.

         The information technology infrastructure of the affiliates of the General Partners consists of a network of personal computers and servers that were obtained from major suppliers. The affiliates utilize various administrative and financial software applications on that infrastructure to perform the business functions of the Partnership. The inability of the General Partners and affiliates to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Partnership's business activities or operations. Accordingly, the General Partners and affiliates have requested and are evaluating documentation from the suppliers of the software and infrastructure of the affiliates regarding the Year 2000 compliance of their products that are used in the business activities or operations of the Partnership. The General Partners and affiliates have not yet received sufficient certifications to be assured that the suppliers have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. The costs expected to be incurred by the General Partners and affiliates to become Year 2000 compliant will be incurred by the General Partners and affiliates; therefore, these costs will have no impact on the Partnership's financial position or results of operations.

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

         The General Partners currently expect that all Year 2000 compliance testing and any necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership will be completed prior to June 30, 1999. Based on the progress the General Partners and affiliates have made in identifying and addressing the Partnership's Year 2000 issues and the plan and timeline to complete the compliance program, the General Partners do not foresee significant risks associated with the Partnership's Year 2000 compliance at this time. Because the General Partners and affiliates are still evaluating the status of the information technology systems used in business activities and operations of the Partnership and the systems of the third parties with which the Partnership conducts its business, the General Partners have not yet developed a comprehensive contingency plan and are unable to identify "the most reasonably likely worst case scenario" at this time. If the General Partners identify significant risks related to the Partnership's Year 2000 compliance or if the Partnership's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the General Partners will develop appropriate contingency plans.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.


Item 8.  Financial Statements and Supplementary Data

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS








                                                                       Page
                                                                       ----

Report of Independent Accountants                                       16

Financial Statements:

     Balance Sheets                                                     17

     Statements of Income                                               18

     Statements of Partners' Capital                                    19

     Statements of Cash Flows                                           20

     Notes to Financial Statements                                      22

                        Report of Independent Accountants




To the Partners
CNL Income Fund III, Ltd.


In our opinion,  the financial  statements  listed in the index  appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund III, Ltd. (a Florida limited partnership) at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Orlando, Florida
January 14, 1999, except for Note 13 for which the date is March 11, 1999


                                             CNL INCOME FUND III, LTD.
                                          (A Florida Limited Partnership)

                                                  BALANCE SHEETS


                                                                                             December 31,
                                                                                      1998                        1997
                                                                                -----------------           -----------------

                          ASSETS

Land and buildings on operating leases, less
    accumulated depreciation and allowance for
    loss on land and building                                                       $ 11,418,836                 $14,635,583
Net investment in direct financing leases, less
    allowance for impairment in carrying value                                           887,071                     926,862
Investment in joint ventures                                                           2,157,147                   1,179,762
Mortgage note receivable                                                                      --                     681,687
Cash and cash equivalents                                                              2,047,140                     493,118
Restricted cash                                                                               --                     251,879
Receivables, less allowance for doubtful
    accounts of $153,598 and $154,469                                                     89,519                     102,420
Prepaid expenses                                                                           6,751                      14,361
Lease costs, less accumulated amortization
    of $12,000 and $2,762                                                                     --                       9,238
Accrued rental income, less allowance for
    doubtful accounts of $41,380 and $15,384                                              65,914                     154,738
Other assets                                                                              29,354                      29,354
                                                                                -----------------           -----------------

                                                                                    $ 16,701,732                 $18,479,002
                                                                                =================           =================

             LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                       $   2,072                   $   5,219
Accrued and escrowed real estate taxes payable                                            15,217                      11,897
Distributions payable                                                                    500,000                     594,000
Due to related parties                                                                   152,887                      97,388
Rents paid in advance and deposits                                                        25,579                      20,745
                                                                                -----------------           -----------------
        Total Liabilities                                                                695,755                     729,249

Minority interest                                                                        135,705                     138,617

Partners' capital                                                                     15,870,272                  17,611,136
                                                                                -----------------           -----------------

                                                                                    $ 16,701,732                 $18,479,002
                                                                                =================           =================


                 See accompanying notes to financial statements.




                                             CNL INCOME FUND III, LTD.
                                          (A Florida Limited Partnership)

                                               STATEMENTS OF INCOME


                                                                                 Year Ended December 31,
                                                                        1998                 1997                  1996
                                                                   --------------       --------------        --------------
Revenues:
    Rental income from operating leases                               $1,523,980           $1,859,911            $2,184,460
    Adjustments to accrued rental income                                (103,830 )                 --                    --
    Earned income from direct financing leases                           134,702               70,575                89,390
    Contingent rental income                                              98,915              157,648               157,993
    Interest and other income                                            127,064              100,816                26,496
                                                                   --------------       --------------        --------------
                                                                       1,780,831            2,188,950             2,458,339
                                                                   --------------       --------------        --------------
Expenses:
    General operating and administrative                                 137,245              140,886               147,840
    Professional services                                                 36,591               27,314                50,064
    Bad debt expense                                                          --               32,360                   924
    Real estate taxes                                                     11,966               47,165                 1,973
    State and other taxes                                                 12,249                9,924                11,973
    Depreciation and amortization                                        308,593              368,782               425,366
    Transaction costs                                                     14,227                   --                    --
                                                                   --------------       --------------        --------------
                                                                         520,871              626,431               638,140
                                                                   --------------       --------------        --------------

Income Before Minority Interest in
    Income of Consolidated Joint Venture,
    Equity in Earnings (Loss) of Unconsolidated
    Joint Ventures, Gain on Sale of Land and
    Buildings and Provision for Loss on Land
    and Building and  Impairment in Carrying
    Value of Net Investment in Direct Financing Lease                  1,259,960            1,562,519             1,820,199

Minority Interest in Income of Consolidated Joint Venture                (17,285 )            (17,285 )             (17,282 )

Equity in Earnings (Loss) of Unconsolidated Joint Ventures                22,708             (148,170 )              11,740

Gain on Sale of Land and Buildings                                       497,321            1,027,590                    --

Provision for Loss on Land and Building and Impairment in
    Carrying Value of Net Investment in Direct Financing
    Lease                                                                (25,821 )            (32,819 )                  --
                                                                   --------------       --------------        --------------

Net Income                                                            $1,736,883           $2,391,835            $1,814,657
                                                                   ==============       ==============        ==============

Allocation of Net Income:
    General partners                                                    $ 15,027             $ 18,306              $ 18,147
    Limited partners                                                   1,721,856            2,373,529             1,796,510
                                                                   --------------       --------------        --------------

                                                                      $1,736,883           $2,391,835            $1,814,657
                                                                   ==============       ==============        ==============

Net Income Per Limited Partner Unit                                     $  34.44             $  47.47              $  35.93
                                                                   ==============       ==============        ==============

Weighted Average Number of Limited Partner Units
    Outstanding                                                           50,000               50,000                50,000
                                                                   ==============       ==============        ==============

                 See accompanying notes to financial statements.




                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 1998, 1997, and 1996


                                    General Partners                                  Limited Partners
                               --------------------------  -------------------------------------------------------------------------
                                              Accumulated                                  Accumulated   Syndication
                               Contributions    Earnings   Contributions   Distributions     Earnings       Costs           Total
                               -------------  -----------  --------------  -------------   ------------  ------------  -------------

Balance, December 31, 1995       $161,500      $141,658      $25,000,000   $(18,397,640 )  $14,116,024   $(2,864,898 )  $18,156,644

    Distributions to limited
      partners ($47.52 per
      limited partner unit)            --            --               --     (2,376,000 )           --            --    (2,376,000 )
    Net income                         --        18,147               --             --      1,796,510            --     1,814,657
                               ----------    ----------   --------------   ------------   ------------    -----------   ------------

Balance, December 31, 1996        161,500       159,805       25,000,000    (20,773,640 )   15,912,534    (2,864,898 )  17,595,301

    Distributions to limited
      partners ($47.52 per
      limited partner unit)            --            --               --     (2,376,000 )           --            --    (2,376,000 )
    Net income                         --        18,306               --             --      2,373,529            --     2,391,835
                               ----------    ----------   --------------   ------------   ------------    -----------   ------------

Balance, December 31, 1997        161,500       178,111       25,000,000    (23,149,640 )   18,286,063    (2,864,898 )  17,611,136

    Distributions to limited
      partners ($69.55 per
      limited partner unit)            --            --               --     (3,477,747 )           --            --    (3,477,747 )
    Net income                         --        15,027               --             --      1,721,856            --     1,736,883
                               ----------    -----------   -------------   ------------   ------------    -----------  -------------

Balance, December 31, 1998       $161,500      $193,138      $25,000,000   $(26,627,387 )  $20,007,919   $(2,864,898 ) $15,870,272
                               ==========    ==========   ==============   ============   ============    ===========   ============






                 See accompanying notes to financial statements.





                                             CNL INCOME FUND III, LTD.
                                          (A Florida Limited Partnership)

                                             STATEMENTS OF CASH FLOWS


                                                                                    Year Ended December 31,
                                                                         1998              1997               1996
                                                                   ---------------    ---------------   ---------------
Increase (Decrease) in Cash and Cash
    Equivalents:

      Cash Flows From Operating Activities:
        Cash received from tenants                                     $1,768,910        $2,268,568        $2,226,794
        Distributions from unconsolidated joint
          ventures                                                        142,001            19,647            31,670
        Cash paid for expenses                                           (202,117 )        (325,067   )      (175,148  )
        Interest received                                                 112,502            58,541             8,438
                                                                   ---------------    ---------------   ---------------
          Net cash provided by operating
             activities                                                 1,821,296         2,021,689         2,091,754
                                                                   ---------------    ---------------   ---------------

      Cash Flows From Investing Activities:
        Proceeds from sale of land and buildings                        3,647,241         3,023,357                --
        Deposit received on sale of land parcel                                --                --            51,400
        Additions to land and buildings                                  (150,000 )      (1,272,960   )            --
        Investment in joint ventures                                   (1,096,678 )        (703,667   )            --
        Collections on mortgage note receivable                           678,730             6,270                --
        Decrease (increase) in restricted cash                            245,377          (245,377   )            --
        Decrease (increase) in other assets                                    --             2,135            (2,135  )
                                                                   ---------------    ---------------   ---------------
          Net cash provided by investing activities                     3,324,670           809,758            49,265
                                                                   ---------------    ---------------   ---------------

      Cash Flows From Financing Activities:
        Proceeds from loans from corporate
          general partner                                                      --           117,000           661,400
        Repayment of loans from corporate
          general partner                                                      --          (117,000   )      (661,400  )
        Distributions to holder of minority interest                      (20,197 )         (20,080   )       (20,082  )
        Distributions to limited partners                              (3,571,747 )      (2,376,000   )    (2,376,000  )
                                                                   ---------------    ---------------   ---------------
          Net cash used in financing activities                        (3,591,944 )      (2,396,080   )    (2,396,082  )
                                                                   ---------------    ---------------   ---------------

Net Increase (Decrease) in Cash and Cash
    Equivalents                                                         1,554,022           435,367          (255,063  )

Cash and Cash Equivalents at Beginning of Year                            493,118            57,751           312,814
                                                                   ---------------    ---------------   ---------------

Cash and Cash Equivalents at End of Year                               $2,047,140          $493,118          $ 57,751
                                                                   ===============    ===============   ===============



                 See accompanying notes to financial statements.




                                             CNL INCOME FUND III, LTD.
                                          (A Florida Limited Partnership)

                                       STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                  Year Ended December 31,
                                                                         1998              1997            1996
                                                                    --------------   ---------------  --------------
Reconciliation of Net Income to Net Cash Provided by
    Operating Activities:

      Net income                                                       $1,736,883        $2,391,835     $1,814,657
                                                                    --------------   ---------------  --------------
      Adjustments  to  reconcile  net income
        to net cash  provided by  operating
        activities:
          Bad debt expense                                                     --            32,360            924
          Depreciation                                                    299,355           368,182        424,766
          Amortization                                                      9,238               600            600
          Minority interest in income of consolidated
             joint venture                                                 17,285            17,285         17,282
          Equity in earnings of unconsolidated joint
             ventures, net of distributions                               119,293           167,817         19,930
          Gain on sale of land and buildings                             (497,321 )      (1,027,590 )           --
          Provision for loss on land and building and
             impairment in carrying value of net
             investment in direct financing lease                          25,821            32,819             --
          Decrease (increase) in receivables                               (7,936 )         182,433       (216,117  )
          Decrease in net investment in direct
             financing leases                                              13,970            12,056          7,331
          Decrease (increase) in prepaid expenses                           7,610            (7,463 )       (1,297  )
          Decrease (increase) in accrued rental income                     88,824           (40,000 )      (32,667  )
          Increase (decrease) in accounts payable and
             accrued expenses                                                 173           (71,844 )       (4,732  )
          Increase (decrease) in due to related parties                     2,099           (20,621 )       48,944
          Increase (decrease) in rents paid in advance
             and deposits                                                   6,002           (16,180 )       12,133
                                                                    --------------   ---------------  --------------
               Total adjustments                                           84,413          (370,146 )      277,097
                                                                    --------------   ---------------  --------------

Net Cash Provided by Operating Activities                              $1,821,296        $2,021,689     $2,091,754
                                                                    ==============   ===============  ==============

Supplemental Schedule on Non-Cash Investing and
    Financing Activities

      Mortgage note accepted as consideration in
        sale of land and building                                          $   --         $ 685,000         $   --
                                                                    ==============   ===============  ==============

      Deferred real estate disposition fee incurred and
        unpaid at end of year                                            $ 53,400          $ 15,150         $   --
                                                                    ==============   ===============  ==============

      Distributions declared and unpaid at end of year                  $ 500,000         $ 594,000      $ 594,000
                                                                    ==============   ===============  ==============






                 See accompanying notes to financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1998, 1997, and 1996


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

                  Operating method - Land and building leases accounted for using the operating method are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives of 30 years. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the property is placed in service.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


1.       Significant Accounting Policies - Continued:

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. Whenever a tenant defaults under the terms of its lease, or events or changes in circumstance indicate that the tenant will not lease the property through the end of the lease term, the Partnership either reserves or writes-off the cumulative accrued rental income balance.

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

         The Partnership's investment in Titusville Joint Venture, RTO Joint Venture, and a property in each of Englewood, Colorado, Miami, Florida, and Overland Park, Kansas held as tenants-in-common with affiliates, is accounted for using the equity method since the Partnership shares control with affiliates of the general partners.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


1.       Significant Accounting Policies - Continued:

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

         Cash accounts maintained on behalf of the Partnership in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, the Partnership has not experience any losses in such accounts. The Partnership limits investment of temporary cash investments to financial institutions with high credit standing; therefore, the Partnership believes it is not exposed to any significant credit risk on cash and cash equivalents.

         Lease Costs - Brokerage fees associated with negotiating a new lease are amortized over the term of the new lease using the straight-line method. Lease costs are written off during the period in which a lease is terminated.

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

         Reclassification - Certain items in the prior year's financial statements have been reclassified to conform to 1998 presentation. These reclassifications had no effect on partners' capital or net income.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


2.       Leases:

         The Partnership leases its land and buildings primarily to operators of national and regional fast-food restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The leases generally are classified as operating leases; however, a few of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portion of these leases are operating leases. Substantially all leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant generally pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two or five successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                                   1998            1997
                                            ---------------- ---------------

            Land                               $  5,926,601     $ 7,325,960
            Buildings                             8,231,130      10,891,910
                                            ---------------- ---------------
                                                 14,157,731      18,217,870

            Less accumulated depreciation        (2,738,895 )    (3,341,624 )
                                            ---------------- ---------------
                                                 11,418,836      14,876,246
            Less allowance for loss on
                land and building                        --        (240,663 )
                                            ---------------- ---------------

                                               $ 11,418,836    $ 14,635,583
                                            ================ ===============

         As of January 1, 1996, the Partnership had recorded an allowance for loss on land and building in the amount of $207,844 for financial reporting purposes for the Po Folks property in Hagerstown, Maryland. In addition, during 1997, the Partnership increased the allowance for loss on land and building by an additional $32,819 for such property.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


3.       Land and Buildings on Operating Leases - Continued:

         The aggregate allowance represented the difference between the property's carrying value at December 31, 1997, and the estimated net realizable value of the property based on the anticipated sales price relating to this property. The Partnership sold this property during the year ended December 31, 1998, as described below.

         In January 1997, the Partnership sold its property in Chicago, Illinois, to a third party, for $505,000 and received net sales proceeds of $496,418, resulting in a gain of $3,827 for financial reporting purposes. The Partnership used $452,000 of the net sales proceeds to pay liabilities of the Partnership, including quarterly distributions to the limited partners. The balance of the fund were used to pay past due real estate taxes relating to this property incurred by the Partnership as a result of the former tenant declaring bankruptcy.

         In March 1997, the Partnership sold its property in Bradenton, Florida, to the tenant, for $1,332,154 and received net sales proceeds of $1,305,671, resulting in a gain of $361,368 for financial reporting purposes. This property was originally acquired by the Partnership in June 1988 and had a cost of approximately $1,080,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $229,500 in excess of its original purchase price. In June 1997, the Partnership reinvested approximately $1,276,000 of the net sales proceeds received in a property in Fayetteville, North Carolina.

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

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


3.       Land and Buildings on Operating Leases - Continued:

         In addition, in June 1997, the Partnership sold its property in Roswell, Georgia, to a third party for $985,000 and received net sales proceeds of $942,981, resulting in a gain of $237,608 for financial reporting purposes. This property was originally acquired by the Partnership in June 1988 and had a cost of approximately $775,200, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $167,800 in excess of its original purchase price. In connection therewith, the Partnership received $257,981 in cash and accepted the remaining sales proceeds in the form of a promissory note in the principal sum of $685,000. During 1998, the Partnership collected the full amount of the outstanding mortgage note receivable balance of $678,730 (see Note 6). In addition, in December 1997, the Partnership reinvested approximately $192,000 of the net sales proceeds in a property located in Miami, Florida, as tenants-in-common, with an affiliate of the general partners (see Note 5).

         In October 1997, the Partnership sold its property in Mason City, Iowa, to the tenant for $218,790 and received net sales proceeds of $216,528, resulting in a gain of $58,538 for financial reporting purposes. This property was originally acquired by the Partnership in March 1988 and had a cost of approximately $190,300, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $26,700 in excess of its original purchase price. In January 1998, the Partnership reinvested the net sales proceeds in a property in Overland Park, Kansas, with affiliates of the general partners, as tenants-in-common (see Note 5).

         During the year ended December 31, 1998, the Partnership sold its properties in Daytona Beach, Fernandina Beach and Punta Gorda, Florida, and Hagerstown, Maryland, for a total of $3,280,000 and received net sales proceeds of $3,214,616, resulting in a total gain of $596,586 for financial reporting purposes. In connection with the sales of the properties in Daytona Beach and Fernandina Beach, Florida, the Partnership incurred deferred, subordinated, real estate disposition fees of $53,400 (see Note 11).

         In September 1998, the Partnership entered into a new lease agreement for the Golden Corral property located in Stockbridge, Georgia. In connection therewith, the Partnership funded $150,000 in renovation costs.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


3.       Land and Buildings on Operating Leases - Continued:

         In addition, during the year ended December 31, 1998, the Partnership sold its property in Hazard, Kentucky to a third party for $435,000, and received net sales proceeds of $432,625, resulting in a loss of $99,265 for financial reporting purposes.

         Some leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the year ended December 31, 1998, the Partnership recognized a loss of $88,824 (net of $25,996 in reserves and $103,830 in write-offs), income during 1997 of $40,000 (net of $15,384 in reserves) and income of $32,667 during 1996, of such rental income.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1998:

                   1999                                      $ 1,478,029
                   2000                                        1,478,029
                   2001                                        1,482,555
                   2002                                        1,459,600
                   2003                                        1,186,149
                   Thereafter                                  6,731,050
                                                    ---------------------

                                                             $13,815,412
                                                    =====================

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease term. In addition, this table does not include any amounts for future contingent rentals which may be received on the lease based on a percentage of the tenants' gross sales.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


4.       Net Investment in Direct Financing Leases:

         The following lists the components of net investment in direct financing leases at December 31:


                                                                             1998                 1997
                                                                        ----------------     ----------------

                   Minimum lease payments receivable                        $ 2,042,847          $ 2,191,519
                   Estimated residual value                                     239,432              239,432
                   Less unearned income                                      (1,369,387 )         (1,504,089 )
                                                                        ----------------     ----------------
                                                                                912,892              926,862
                   Less allowance for impairment in
                       carrying value of investment in
                       direct financing lease                                   (25,821 )                 --
                                                                        ----------------     ----------------

                   Net investment in direct financing leases                 $  887,071           $  926,862
                                                                        ================     ================

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1998:

                1999                                       $ 148,672
                200                                          148,672
                2001                                         148,672
                2002                                         148,672
                2003                                         148,672
                Thereafter                                 1,299,487
                                                   ------------------

                                                         $ 2,042,847
                                                   ==================

         The above table does not include future minimum lease payments for renewal periods or contingent rental payments that may become due in future periods (see Note 3).

         During 1998, the Partnership recorded an allowance for impairment in carrying value of net investment in direct financing lease of $25,821 for financial reporting purposes relating to the property in Hagerstown, Maryland, due to financial difficulties the tenant is experiencing. The allowance represents the difference between the carrying value of the property at December 31, 1998, and the current estimated net realizable value for this property.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


5.       Investment in Joint Ventures:

         The Partnership has a 73.4% interest in the profits and losses of Titusville Joint Venture which is accounted for using the equity method. The remaining interest in the Titusville Joint Venture is held by an affiliate of the Partnership which has the same general partners.

         In July 1997, the Partnership acquired a property in Englewood Colorado, as tenants-in-common with an affiliate of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate, and amounts relating to its investment are included in investment in joint ventures. As of December 31, 1998, the Partnership owned a 33 percent interest in this property.

         In addition, in December 1997, the Partnership acquired a property in Miami, Florida, as tenants-in-common with affiliates of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with affiliates, and amounts relating to its investment are included in investment in joint ventures. As of December 31, 1998, the Partnership owned a 9.84% interest in this property.

         In January 1998, the Partnership acquired a property located in Overland Park, Kansas, as tenants-in-common with affiliates of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with affiliates, and amounts relating to its investment are included in investment in joint ventures. As of December 31, 1998, the Partnership owned a 25.87% interest in this property.

         In May 1998, the Partnership entered into a joint venture arrangement, RTO Joint Venture, with an affiliate of the general partners, to construct and hold one restaurant property. As of December 31, 1998, the Partnership had contributed $676,952 to purchase land and pay for construction relating to the joint venture. Construction was completed and rent commenced in December 1998. The Partnership holds a 46.88% interest in the profits and losses of this joint venture at December 31, 1998. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with an affiliate.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


5.       Investment in Joint Ventures - Continued:

         Titusville Joint Venture, RTO Joint Venture, and the Partnership and affiliates, as tenants-in-common in three separate tenancy-in-common arrangements, each own and lease one property to operators of national fast-food or family-style restaurants. The following presents the joint venture's condensed financial information at December 31:

                                                  1998             1997
                                               ---------------  ---------------

             Land and buildings on operating
                 leases, less accumulated
                 depreciation and allowance
                 for loss on land and building     $3,598,641       $3,152,962
             Net investment in direct
                 financing leases                   3,418,537        1,003,680
             Cash                                      19,254           16,481
             Receivables                                1,241               --
             Accrued rental income                     66,668           11,621
             Other assets                               2,679            1,480
             Liabilities                               59,453           18,722
             Partners' capital                      7,047,567        4,167,502
             Revenues                                 604,672           82,837
             Provision for loss on land and
                 building                             125,251          147,100
             Net income (loss)                        404,446         (157,912 )

         The Partnership recognized income of $22,708 and $11,740 for the years ended December 31, 1998 and 1996, respectively, and recognized a loss totaling $148,170, for the year ended December 31, 1997, relating to investment in joint ventures.

6.       Mortgage Note Receivable:

         In connection with the sale of the property in Roswell, Georgia, in June 1997, the Partnership accepted a promissory note in the principal sum of $685,000 collateralized by a mortgage on the property. The Partnership collected the full amount of the outstanding mortgage note, including interest, during the year ended December 31, 1998.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


6.       Mortgage Note Receivable - Continued:

         The mortgage note receivable consisted of the following at December 31:

                                                 1998               1997
                                             ---------------   ----------------

                 Principal balance                    $  --           $678,730
                 Accrued interest receivable             --              2,957
                                             ---------------   ----------------

                                                      $  --           $681,687
                                             ===============   ================

7.       Receivables:

         During  1996,  the  Partnership  terminated  its lease  with the former tenant of its properties in Hagerstown, Maryland. In connection therewith, the Partnership wrote off approximately $238,300 included in receivables relating to both the Denny's and Po Folks properties in Hagerstown, Maryland, and the related allowance for doubtful accounts. In October 1996, the Partnership entered into a lease agreement with a new tenant to operate the Denny's property and accepted a promissory note from the current tenant whereby $25,000, which had been included in receivables for past due rents from the former tenant, was converted to a loan receivable held by the Partnership to facilitate the asset purchase agreement between the former and current tenants. The promissory note bears interest at a rate of ten percent per annum, is being collected in 36 equal monthly installments of $807 and commenced in October 1996. Receivables at December 31, 1998 and 1997, include $7,109 and $16,318, respectively, including accrued interest of $142 and $164, respectively, relating to the promissory note.

8.       Restricted Cash:

         As of December 31, 1997, net sales proceeds of $245,377 from the sale of the property in Bradenton, Florida and Mason City, Iowa, plus accrued interest of $6,502, were being held in interest-bearing escrow accounts pending the release of funds by the escrow agent to acquire additional properties on behalf of the Partnership. During the year ended December 31, 1998, these funds were released by the escrow agent and were used to acquire additional properties.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


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

         Generally, net sales proceeds from the sale of properties not in liquidation of the Partnership, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their cumulative 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property not in liquidation of the Partnership is, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property is, in general, allocated first, on a pro rata basis, to partners will positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

         Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order: i) first to pay and discharge all of the Partnership's liabilities to creditors, ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, iv) fourth, after allocations of net income, gains and/or losses, to distribute to the partners with positive capital accounts balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and v) thereafter, any funds remaining shall then be distributed 95 percent to the limited partners and five percent to the general partners.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


9.       Allocations and Distributions - Continued:

         During the year ended December 31, 1998, the Partnership declared distributions to the limited partners of $3,477,747 and during each of the years ended December 31, 1997 and 1996, the Partnership declared distributions to the limited partners of $2,376,000. Distributions for the year ended December 31, 1998, including $1,477,747 as a result of distributions of net sales proceeds from the sale of the properties in Fernandina Beach and Daytona Beach, Florida. This amount was applied toward the limited partners' cumulative 10% Preferred Return. No distributions have been made to the general partners to date.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


10.      Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:


                                                                             1998            1997            1996
                                                                         -------------   -------------   -------------

                 Net income for financial reporting purposes               $1,736,883      $2,391,835      $1,814,657

                 Depreciation for tax reporting purposes in
                     excess of depreciation for financial
                     reporting purposes                                       (17,075 )       (21,782 )        (9,754 )

                 Allowance for loss on land and building and
                     impairment in carrying value of net
                     investment in direct financing lease                      25,821          32,819              --

                 Direct financing leases recorded as operating
                     leases for tax reporting purposes                         13,970          12,056           7,330

                 Gain on sale of land for tax reporting purposes                   --              --          20,724

                 Gain on sale of land and buildings for
                     financial reporting purposes in excess of
                     gain on sale for tax reporting purposes                 (115,137 )      (689,281 )            --

                 Equity in earnings of joint ventures for tax
                     reporting purposes in excess of (less
                 than)
                     equity in earnings of joint ventures for                  59,725         140,707          (1,329 )
                     financial reporting purposes

                 Allowance for doubtful accounts                                 (871 )        84,326        (283,135 )

                 Accrued rental income                                         88,824         (40,000 )       (32,667 )

                 Capitalization of transaction costs for tax
                     reporting purposes                                        14,227              --              --

                 Rents paid in advance                                          6,002         (16,680 )        12,133

                 Minority interest in timing differences of
                     consolidated joint venture                                   (35 )          (133 )          (162 )
                                                                         -------------   -------------   -------------

                 Net income for federal income tax purposes                $1,812,334      $1,893,867      $1,527,797
                                                                         =============   =============   =============


                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


11.      Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the majority stockholder of CNL Fund Advisors, Inc. The other individual general partner, Robert
         A. Bourne, serves as treasurer, director and vice chairman of the board of CNL Fund Advisors. During the years ended December 31, 1998, 1997, and 1996, CNL Fund Advisors, Inc. (hereinafter referred to as the "Affiliate") performed certain services for the Partnership, as described below.

         During the years ended December 31, 1998, 1997, and 1996, the Affiliate acted as manager of the Partnership's properties pursuant to a property management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliate an annual, noncumulative, subordinated management fee of one-half of one percent of the
         Partnership assets under management (valued at cost) annually. The property management fee is limited to one percent of the sum of gross operating revenues from joint ventures or competitive fees for comparable services. In addition, these fees will be incurred and will be payable only after the limited partners receive their aggregate, noncumulative 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no property management fees will be due or payable for such year. As a result of such threshold, no property management fees were incurred during the years ended December 31, 1998, 1997, and 1996.

         The Affiliate is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties, based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Affiliate provides a substantial amount of services in connection with the sales. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed.  The  payment  of  the  real  estate  disposition  fee  is subordinated to receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions. During the years ended December 31, 1998 and 1997, the Partnership incurred $53,400 and $15,150, respectively, in deferred, subordinated real estate disposition fees as a result of the Partnership's sale of the properties in Daytona Beach and Fernandina Beach, Florida, and the Property in Chicago, Illinois, respectively. No deferred, subordinated real estate disposition fees were incurred for the year ended December 31, 1996.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


11.      Related Party Transactions - Continued:

         During the years ended December 31, 1998, 1997, and 1996, the Affiliates provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $89,756, $87,056, and $85,906 for the years ended December 31, 1998, 1997, and 1996, respectively, for such services.

         The due to related parties consisted of the following at December 31:

                                                   1998         1997
                                                ------------- -------------
            Due to Affiliates:
                Expenditures incurred on
                  behalf of the Partnership         $ 41,888      $ 38,492
                Accounting and administrative
                  services                            42,449        43,746
                Deferred, subordinated real
                  estate disposition fee              68,550        15,150
                                                ------------- -------------

                                                    $152,887      $ 97,388
                                                ============= =============

12.      Concentration of Credit Risk:

         For the years ended December 31, 1998, 1997, and 1996, rental income from Golden Corral Corporation was $454,380, $474,553, and $490,196, respectively, representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates).

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


12.      Concentration of Credit Risk - Continued:

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates) for each of the years ended December 31:



                                                   1998               1997                1996
                                               --------------     --------------      -------------
                Golden Corral Family
                    Steakhouse Restaurants          $454,380           $474,553           $490,196
                KFC                                  277,508            261,415            254,646
                Pizza Hut                            211,507            255,055            292,795
                Taco Bell                                N/A            250,140            254,395
                Perkins                                  N/A                N/A            276,114
                Denny's                                  N/A            229,537            355,123

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant and the chains did not represent more than ten percent of the Partnership's total rental and earned income.

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

13.      Subsequent Event:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 2,082,901 shares of its common stock, par value $0.01 per shares (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in APF's most recent public offering. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


13.      Subsequent Event:

         Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $20,535,734 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

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

         James M. Seneff, Jr., age 52, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, a director and Chief Executive Officer since its formation in 1980. Mr. Seneff has been Chairman of the Board of Directors, director, and Chief Executive Officer of CNL Securities Corp. since its formation in 1979. Mr. Seneff also has held the position of Chairman of the Board of Directors, Chief Executive Officer, President and director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer, Chairman of the Board and a director of CNL Investment Company, has served as Chief Executive Officer, a director and Chairman of the Board of Directors of Commercial Net Lease Realty, Inc., a publicly-traded REIT, listed on the NYSE, since 1992, served as Chief Executive Officer, a director and Chairman of the Board of Directors of CNL Realty Advisors, Inc. from its inception in May 1992 through December 1997, at which time such company merged with Commercial Net Lease Realty, Inc., and has held the position of Chief Executive Officer, Chairman of the Board and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in December 1990. Mr. Seneff has served as Chairman of the Board of Directors of CNL American Properties Fund, Inc. since December 1994 and as a director and Chief Executive Officer since May 1994. Mr. Seneff has served as Chairman of the Board, Chief Executive Officer and a director of CNL Fund Advisors, Inc. since March 1994. Mr. Seneff has served as Chairman of the Board, Chief Executive Officer and a director of CNL Hospitality Properties, Inc. since June 1996 and of CNL Hospitality Advisors, Inc. since January 1997. Mr. Seneff has also served as Chairman of the Board, Chief Executive Officer and a director of CNL Health Care Properties, Inc. since December 1997 and CNL Health Care Advisors, Inc. since July 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which advises the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more then $60 billion of retirement funds. Mr. Seneff has served as a member of the board of directors of First Union National Bank of Florida since May 1998 and has served as a member of the Orlando Advisory Board of First Union National Bank of Florida since March 1994. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and rental of restaurants, office buildings, apartment complexes, hotels, and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 51, is President and Treasurer of CNL Group, Inc., President, Treasurer, a director, and a registered principal of CNL
Securities Corp., President, Treasurer, and a director of CNL Investment Company, and Chief Investment Officer, a director and Treasurer of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne served as President of CNL Institutional Advisor, Inc. from the date of its inception through July 1997. Mr. Bourne served as President of Commercial Net Lease Realty, Inc. from July 1992 through February 1996, served as Secretary and Treasurer from February 1996 through December 1997, and has served as a director since July 1992 and as Vice Chairman of the Board of Directors since February 1996. In addition, Mr. Bourne served as President of CNL Realty Advisors, Inc. from May 1992 through February 1996, served as Treasurer from February 1996 through December 1997, served as a director from May 1992 through December 31, 1997 and served as Vice Chairman from February 1996 through December 1997, at which time such company merged with Commercial Net Lease Realty, Inc. Mr. Bourne has served as a Vice Chairman of the Board of Directors and Treasurer of CNL American Properties Fund, Inc. since February 1999, has served as a director since May 1994 and previously served as President from May 1994 through February 1999. Mr. Bourne has served as a director of CNL Fund Advisors, Inc. since March 1994, has served as Treasurer and Vice Chairman of the Board of Directors since September 1997, and previously served as President from March 1994 through September 1997. Mr. Bourne has served as President and a director of CNL Hospitality Properties, Inc. since June 1996 and of CNL Hospitality Advisors, Inc. since January 1997. Mr. Bourne has served as President and director of CNL Health Care Properties, Inc. since December 1997 and CNL Health Care Advisors, Inc. since July 1997. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and rental of restaurants, office buildings, apartment complexes, hotels, and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner. Mr. Bourne formerly was a certified public accountant with Coopers & Lybrand and a partner in the firm of Bourne & Rose, P.A. Mr. Bourne received a B.A. in Accounting, with honors, from Florida State University in 1970.

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

         CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a majority owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

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

         Curtis B. McWilliams, age 43, joined CNL Group, Inc. in April 1997 and currently serves as an Executive Vice President. In addition, Mr. McWilliams has served as President of CNL Fund Advisors, Inc. and as President of the Restaurant and Financial Services Groups within CNL Group, Inc. since April 1997. Mr. McWilliams has served as President of CNL American Properties Fund, Inc. since February 1999 and previously served as Executive Vice President from February 1998 through February 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co., most recently as Chairman of Merrill Lynch's Private Advisory Services until March 1997. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 40, has served as Executive Vice President of CNL American Properties Fund, Inc. since January 1996, as Chief Operating Officer since March 1995, and previously served as Senior Vice President since December 1994. In addition, Mr. Walker has served as Executive Vice President of CNL Fund Advisors, Inc. since January 1996, Chief Operating Officer since April 1995, and previously served as Senior Vice President from November 1994 through January 1996. In addition, Mr. Walker previously served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Advisors, Inc. From May 1992 to May 1994, Mr. Walker, a certified public accountant, was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network (subsequently acquired by Gaylord Entertainment), where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 50, a certified public accountant, has served as Secretary of CNL American Properties Fund, Inc. since December 1994 and served as Treasurer from December 1994 through February 1999. Ms. Rose has served as a director and Secretary of CNL Fund Advisors, Inc. since March 1994, and as Treasurer from the date of its inception through June 30, 1997. Ms. Rose has served as Secretary of CNL Group, Inc. since 1987, as Chief Financial Officer of CNL Group, Inc. since December 1993, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, as Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, and as Secretary and a director of CNL Realty Advisors, Inc. since its inception in 1991 until December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc. In addition, Ms. Rose served as Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996. Ms. Rose also serves as Secretary and Treasurer of CNL Hospitality Properties, Inc. and CNL Health Care Properties, Inc. and as Secretary, Treasurer and a director of CNL Hospitality Advisors, Inc. and CNL Health Care Advisors, Inc. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the legal compliance, accounting, tenant compliance, and reporting for over 250 corporations, partnerships and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida.

         Jeanne A. Wall, age 40, has served as Executive Vice President of CNL American Properties Fund, Inc. since December 1994. Ms. Wall has served as Executive Vice President of CNL Fund Advisors, Inc. since November 1994, and previously served as Vice President from March 1994 through November 1994. Ms. Wall has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. Ms. Wall joined CNL Securities Corp. in 1984. In 1985, Ms. Wall became Vice President of CNL Securities Corp. In 1987, she became Senior Vice President and in July 1997 she became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, partnership administration and investor services for programs offered through participating brokers and corporate communications for CNL Group, Inc. and its affiliates. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991 until December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., and served as Vice President of Commercial Net Lease Realty, Inc. from 1992 through December 31, 1997. In addition, Ms. Wall serves as Executive Vice President of CNL Hospitality Properties, Inc., CNL Hospitality Advisors, Inc., CNL Health Care Properties, Inc. and CNL Health Care Advisors, Inc. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 35, a certified public accountant, has served as Chief Financial Officer of CNL American Properties Fund, Inc. since January 1997 and as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University.

Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 11, 1999, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 11, 1999, the beneficial ownership interests of the General Partners in the Registrant.


           Title of Class         Name of Partner           Percent of Class
           --------------         ---------------           ----------------

  General Partnership Interests   James M. Seneff, Jr.             45%
                                  Robert A. Bourne                 45%
                                  CNL Realty Corporation           10%
                                                                  ----

                                                                  100%
                                                                  ====

         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above. On March 11, 1999, the Registrant entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF") pursuant to which the Registrant would be merged with and into a subsidiary of APF (the "Merger"). For further discussion, see
Item 8. Financial Statements and Supplementary Data -- Note 13.
Subsequent Event.

Item 13. Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1998, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.


                 Type of                                                                       Amount Incurred
               Compensation                               Method of                              For the Year
              and Recipient                              Computation                       Ended December 31, 1998
              -------------                              -----------                       -----------------------

   Reimbursement   to  affiliates   for      Operating  expenses are  reimbursed      Operating   expenses  incurred  on
   operating expenses                        at the lower of cost or 90  percent      behalf of the Partnership: $95,798
                                             of the  prevailing  rate  at  which
                                             comparable   services   could  have      Accounting   and    administrative
                                             been    obtained    in   the   same      services: $89,756
                                             geographic  area.  If  the  General
                                             Partners or their  affiliates  loan
                                             funds  to  the   Partnership,   the
                                             General     Partners    or    their
                                             affiliates  will be reimbursed  for
                                             the  interest  and fees  charged to
                                             them by  unaffiliated  lenders  for
                                             such  loans.   Affiliates   of  the
                                             General  Partners from time to time
                                             incur  certain  operating  expenses
                                             on  behalf of the  Partnership  for
                                             which  the  Partnership  reimburses
                                             the affiliates without interest.

   Annual,     subordinated    property      One-half  of one  percent  per year                     $-0-
   management fee to affiliates              of    Partnership    assets   under
                                             management    (valued   at   cost),
                                             subordinated   to  certain  minimum
                                             returns  to the  Limited  Partners.
                                             The  property  management  fee will
                                             not   exceed   the  lesser  of  one
                                             percent of gross operating revenues
                                             or competitive  fees for comparable
                                             services.  Due  to  the  fact  that
                                             these  fees are  noncumulative,  if
                                             the Limited Partners do not receive
                                             their 10%  Preferred  Return in any
                                             particular year, no management fees
                                             will  be due or  payable  for  such
                                             year.





                 Type of                                                                       Amount Incurred
               Compensation                               Method of                              For the Year
              and Recipient                              Computation                       Ended December 31, 1998

   Deferred,  subordinated  real estate      A   deferred,   subordinated   real                   $53,400
   disposition     fee    payable    to      estate   disposition  fee,  payable
   affiliates                                upon    sale   of   one   or   more
                                             Properties,  in an amount  equal to
                                             the  lesser  of (i)  one-half  of a
                                             competitive real estate commission,
                                             or (ii) three  percent of the sales
                                             price   of   such    Property    or
                                             Properties.  Payment  of  such  fee
                                             shall be made only if affiliates of
                                             the  General   Partners  provide  a
                                             substantial  amount of  services in
                                             connection   with  the  sale  of  a
                                             Property or Properties and shall be
                                             subordinated   to  certain  minimum
                                             returns  to the  Limited  Partners.
                                             However,  if the net sales proceeds
                                             are  reinvested  in  a  replacement
                                             property,   no  such  real   estate
                                             disposition  fee  will be  incurred
                                             until such replacement  property is
                                             sold and the net sales proceeds are
                                             distributed.

   General     Partners'      deferred,      A  deferred,   subordinated   share                     $-0-
   subordinated  share  of  Partnership      equal    to    one    percent    of
   net cash flow                             Partnership  distributions  of  net
                                             cash flow,  subordinated to certain
                                             minimum   returns  to  the  Limited
                                             Partners.

   General     Partners'      deferred,      A  deferred,   subordinated   share                     $-0-
   sub-ordinated  share of  Partnership      equal    to   five    percent    of
   net  sales  proceeds  from a sale or      Partnership  distributions  of such
   sales  not  in  liquidation  of  the      net  sales  proceeds,  subordinated
   Partnership                               to certain  minimum  returns to the
                                             Limited Partners.






                 Type of                                                                       Amount Incurred
               Compensation                               Method of                              For the Year
              and Recipient                              Computation                       Ended December 31, 1998

   General     Partners'    share    of      Distributions    of    net    sales                     $-0-
   Partnership  net sales proceeds from      proceeds  from a sale or  sales  of
   a sale or  sales in  liquidation  of      substantially     all     of    the
   the Partnership                           Partnership's    assets   will   be
                                             distributed in the following  order
                                             or priority:  (i) first, to pay all
                                             debts   and   liabilities   of  the
                                             Partnership    and   to   establish
                                             reserves;  (ii) second, to Partners
                                             with   positive   capital   account
                                             balances,   determined   after  the
                                             allocation of net income, net loss,
                                             gain and  loss,  in  proportion  to
                                             such   balances,   up  to   amounts
                                             sufficient  to reduce such balances
                                             to zero; and (iii) thereafter,  95%
                                             to the Limited  Partners  and 5% to
                                             the General Partners.



         As discussed above in Item 8. Financial Statements and Supplementary Data -- Note 13. Subsequent Event, the Registrant has entered into an Agreement and Plan of Merger, dated March 11, 1999, with APF pursuant to which the Registrant would be merged with and into a subsidiary of APF in exchange for the issuance of APF Shares. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger. If the Merger is approved by Limited Partners holding units greater than 50% of the outstanding units of the Registrant, the General Partners of the Registrant would receive certain benefits. For instance, following the Merger, James M. Seneff, Jr. and Robert A. Bourne, the individual General Partners, will continue to serve as directors of APF, with Mr. Seneff serving as Chairman and Mr. Bourne serving as Vice Chairman. As APF directors, they may also be entitled to receive stock options under any stock option plan adopted by APF.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

1.        Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1998 and 1997

                  Statements of Income for the years ended December 31, 1998, 1997, and 1996

                  Statements of Partners' Capital for the years ended December 31, 1998, 1997, and 1996

                  Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996

                  Notes to Financial Statements

2.       Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1998, 1997, and 1996

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1998

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 1998

                  Schedule  IV  -  Mortgage Loans on Real Estate at December 31,
                  1998

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

         27       Financial Data Schedule (Filed herewith.)

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 1998 through December 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1999.

                                            CNL INCOME FUND III, LTD.

                                            By:      CNL REALTY CORPORATION
                                                     General Partner

                                                     /s/ Robert A. Bourne
                                                     ROBERT A. BOURNE, President


                                            By:      ROBERT A. BOURNE
                                                     General Partner

                                                     /s/ Robert A. Bourne
                                                     ROBERT A. BOURNE


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


            Signature                                       Title                                      Date
            ---------                                       -----                                      ----

/s/ Robert A. Bourne                       President,   Treasurer   and   Director              March 30, 1999
---------------------------
Robert A. Bourne                           (Principal   Financial  and  Accounting
                                           Officer)

/s/ James M. Seneff, Jr.                   Chief  Executive  Officer and  Director              March 30, 1999
---------------------------
James M. Seneff, Jr.                       (Principal Executive Officer)


                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1998, 1997, and 1996



                                                          Additions                          Deductions
                                                ------------------------------      ------------------------------
                                                                                                      Collected
                                                                                                      or Deter-
                                 Balance at       Charged to     Charged to           Deemed           mined to       Balance
                                Beginning of      Costs and         Other           Uncollec-          be Col-        at End
  Year        Description           Year           Expenses       Accounts            tible            lectible       of Year
----------  -----------------  ----------------  -------------  --------------     -------------     -------------  ------------

  1996      Allowance for
              doubtful
              accounts (a)            $388,107          $ 924         $62,167 (b)      $273,165 (c)      $107,891       $70,142
                               ================  =============  ==============     =============     =============  ============

  1997      Allowance for
              doubtful
              accounts (a)             $70,142        $72,572         $97,281 (b)       $70,142 (c)         $  --      $169,853
                               ================  =============  ==============     =============     =============  ============

  1998      Allowance for
              doubtful
              accounts (a)            $169,853        $41,380          $3,828 (b)       $15,384 (c)       $ 4,699      $194,978
                               ================  =============  ==============     =============     =============  ============

         (a)      Deducted from receivables on the balance sheet.

         (b)      Reduction of rental and other income.

         (c)      Amounts written off as uncollectible.




                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1998

                                                                                             Costs Capitalized
                                                                                               Subsequent To
                                                                   Initial Cost                 Acquisition
                                                           ---------------------------    --------------------
                                             Encum-                      Buildings and     Improve-   Carrying
                                             brances           Land      Improvements        ments      Costs
                                           ----------      ------------  -------------    -----------  -------

Properties the Partnership has
  Invested in Under Operating
  Leases:

    Burger King Restaurant:
      Kansas City, Missouri                     -             $236,055      $573,739            -        -

    Darryl's Restaurant:
      Fayetteville, North Carolina              -              688,672       584,290            -        -

    Denny's Restaurant:
      Fayetteville, North Carolina              -              332,665             -            -        -

    Golden Corral  Family
     Steakhouse Restaurants:
      Altus, Oklahoma                           -              149,756       449,269            -        -
      Hastings, Nebraska                        -              110,800       332,400       23,636        -
      Wichita, Kansas (f)                       -              147,349       442,045            -        -
      Stockbridge, Georgia                      -              384,644       685,511      150,000        -
      Washington, Illinois                      -              221,680       517,833            -        -
      Schererville, Indiana (f)                 -              211,690       531,801            -        -

    KFC Restaurants:
      Calallen, Texas                           -              219,432             -      332,043        -
      Katy, Texas                               -              266,768             -      279,486        -
      Burnsville, Minnesota                     -              196,159             -      437,895        -
      Page, Arizona                             -              328,729             -      270,755        -

    Perkins Restaurant:
      Flagstaff, Arizona                        -              372,546             -      669,471        -

    Pizza Hut Restaurants:
      Jacksboro, Texas                          -               54,274       147,337            -        -
      Seminole, Texas                           -              183,284       134,531            -        -
      Winter Springs, Florida                   -              268,128       270,372            -        -
      Austin, Texas                             -              301,778       372,137            -        -

    Popeyes Famous Fried
     Chicken Restaurant:
      Plant City, Florida                       -              244,451             -      360,342        -

    Red Oaks Steakhouse
     Restaurant:
      Canton Township, Michigan                 -              296,945             -            -        -

    Taco Bell Restaurants:
      Bishop, California                        -              363,965             -      272,151        -
      Longwood, Florida                         -              346,831             -      394,086        -
                                                          ------------  ------------ ------------  -------

                                                            $5,926,601    $5,041,265   $3,189,865        -
                                                          ============  ============ ============  =======

Property of Joint Venture in Which
  the Partnership has a 73.4%
  Interest and has Invested in Under
  an Operating Lease:

    Po Folks Restaurant:
      Titusville, Florida (g)                   -             $271,350             -     $750,985        -
                                                          ============  ============ ============  =======

Property in Which the Partnership has
  a 33.0% Interest as Tenants-in-Common
  and has Invested in Under an Operating
  Lease:

    IHOP Restaurant:
      Englewood, Colorado                       -             $552,590             -            -        -
                                                          ============  ============ ============  =======

Property in Which the Partnership has a
  9.84% Interest as Tenants-in-Common and
  has Invested in Under an Operating Lease:

    Chevy's Fresh Mex
     Restaurant:
      Miami, Florida                            -             $976,357      $974,016            -        -
                                                          ============  ============ ============  =======

Property of Joint Venture in Which the
  Partnership has a 46.88% Interest and has Invested in Under an Operating Lease:

    Ruby Tuesday Restaurant:
      Orlando, FL                               -             $623,496             -            -        -
                                                          ============  ============ ============  =======

Properties the Partnership has
  Invested in Under Direct
  Financing Leases:

    Denny's Restaurant:
      Hagerstown, Maryland                      -                    -             -     $549,754        -

    Red Oaks Steakhouse
     Restaurant:
      Canton Township, Michigan                 -                    -             -     $668,909        -
                                                          ------------  ------------ ------------  -------

                                                                     -             -   $1,218,663        -
                                                          ============  ============ ============  =======

Property in Which the Partnership has
  a 33.0% Interest as Tenants-in-Common
  and has Invested in Under Direct
  Financing Lease:

    IHOP Restaurant:
      Englewood, Colorado                       -                    -    $1,008,839            -        -
                                                          ============  ============ ============  =======

Property in Which the Partnership has
  a 25.87% Interest as Tenants-in-Common
  and has Invested in Under Direct
  Financing Lease:

    IHOP Restaurant:
      Overland Park, Kansas                     -                    -    $1,608,508            -        -
                                                           ============  ============ ============  =======

Property of Joint Veture in Which the
  Partnership has a 46.88% Interest and has Invested in Under Direct Financing Lease:

    Ruby Tuesday Restaurant:
      Orlando, Florida                          -                    -             -     $820,202        -
                                                           ============  ============ ============  =======






           Gross Amount at Which                                            Life on Which
          Carried at Close of Period (c)                                   Depreciation in
 ----------------------------------------              Date                 Latest Income
            Buildings and               Accumulated   of Con-     Date       Statement is
    Land    Improvements       Total    Depreciation struction  Acquired      Computed
 ---------  ----------      ----------  ------------ ---------  --------    ------------






 $236,055     $573,739       $809,794     $211,964    1984       12/87          (b)


  688,672      584,290      1,272,962       30,281    1984       06/97          (b)


  332,665           (e)       332,665            -    1988       12/87          (d)



  149,756      449,269        599,025      168,476    1987       10/87          (b)
  110,800      356,036        466,836      132,922    1987       10/87          (b)
  147,349      442,045        589,394      164,539    1987       11/87          (b)
  384,644      835,511      1,220,155      255,798    1987       11/87          (b)
  221,680      517,833        739,513      192,749    1987       12/87          (b)
  211,690      531,801        743,491      197,948    1987       12/87          (b)


  219,432      332,043        551,475      116,215    1988       12/87          (b)
  266,768      279,486        546,254       99,761    1988       02/88          (b)
  196,159      437,895        634,054      150,830    1988       02/88          (b)
  328,729      270,755        599,484       95,892    1988       02/88          (b)


  372,546      669,471      1,042,017      228,735    1988       06/88          (b)


   54,274      147,337        201,611       54,433    1983       12/87          (b)
  183,284      134,531        317,815       49,702    1977       12/87          (b)
  268,128      270,372        538,500       99,512    1987       01/88          (b)
  301,778      372,137        673,915      134,899    1987       02/88          (b)



  244,451      360,342        604,793      128,622    1988       11/87          (b)



  296,945           (e)       296,945            -    1988       02/88          (d)


  363,965      272,151        636,116       92,606    1988       05/88          (b)
  346,831      394,086        740,917      133,011    1988       06/88          (b)
---------  -----------  -------------  -----------

$5,926,601  $8,231,130    $14,157,731   $2,738,895
========== ===========  =============  ===========







 $271,350     $750,985     $1,022,335     $245,306    1988       12/88          (b)
=========  ===========  =============  ===========







 $552,590           (e)      $552,590            -    1996       07/97          (d)
=========               =============  ===========







 $976,357     $974,016     $1,950,373      $32,557    1995       12/97          (b)
=========  ===========  =============  ===========






 $623,496           (e)      $623,496            -    1998       05/98          (d)
=========               =============  ===========






        -           (e)            (e)          (d)   1988       12/87          (d)



        -           (e)            (e)          (d)   1988       02/88          (d)











        -           (f)            (f)          (d)   1996       07/97          (d)








        -           (e)            (e)          (d)   1997       01/98          (d)







        -           (e)            (e)          (d)   1998       05/98          (d)





                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1998


(a) Transactions in real estate and accumulated depreciation during 1998, 1997, and 1996, are summarized as follows:


                                                                                                       Accumulated
                                                                                   Cost                Depreciation
                                                                             -----------------      -------------------
                 Properties the Partnership has Invested
                     in Under Operating Leases:

                       Balance, December 31, 1995                                 $20,852,053               $3,334,676
                       Reclassified to direct financing lease                        (549,754 )                     --
                       Depreciation                                                        --                  276,247
                                                                             -----------------      -------------------

                       Balance, December 31, 1996                                  20,302,299                3,610,923
                       Acquisition                                                  1,272,962                       --
                       Disposition                                                 (3,357,391 )               (637,481 )
                       Depreciation                                                        --                  368,182
                                                                             -----------------      -------------------

                       Balance, December 31, 1997                                  18,217,870                3,341,624
                       Acquisition                                                    150,000                       --
                       Dispositions                                                (4,210,139 )               (902,084 )
                       Depreciation expense                                                --                  299,355
                                                                             -----------------      -------------------

                       Balance, December 31, 1998                                 $14,157,731               $2,738,895
                                                                             =================      ===================

                 Property of Joint Venture in Which the
                     Partnership has a 73.4%
                     Interest and has Invested
                     in Under an Operating Lease:

                       Balance, December 31, 1995                                  $1,022,335                $ 175,230
                       Depreciation expense                                                --                   25,033
                                                                             -----------------      -------------------

                       Balance, December 31, 1996                                   1,022,335                  200,263
                       Depreciation expense                                                --                   24,944
                                                                             -----------------      -------------------

                       Balance, December 31, 1997                                   1,022,335                  225,207
                       Depreciation expense                                                --                   20,099
                                                                             -----------------      -------------------

                       Balance, December 31, 1998                                  $1,022,335                $ 245,306
                                                                             =================      ===================





                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1998


                                                                                                  Accumulated
                                                                                Cost              Depreciation
                                                                            --------------       ---------------
             Property in Which the Partnership has a
                 33% Interest as Tenants-in-Common and
                 has Invested in Under an Operating Lease:

                   Balance, December 31, 1996                                      $   --                $   --
                   Acquisition                                                    552,590                    --
                   Depreciation expense (d)                                            --                    --
                                                                            --------------       ---------------

                   Balance, December 31, 1997                                     552,590                     --
                   Depreciation expense (d)                                             --                     --
                                                                            --------------       ---------------

                   Balance, December 31, 1998                                   $ 552,590                $   --
                                                                            ==============       ===============

             Property  in  Which  the   Partnership  has
                 a  9.84%  Interest  as Tenants-in-Common
                 and has Invested in Under an Operating Lease:

                   Balance, December 31, 1996                                      $   --                $   --
                   Acquisition                                                  1,950,373                    --
                   Depreciation expense                                                --                    89
                                                                            --------------       ---------------

                   Balance, December 31, 1997                                   1,950,373                    89
                   Depreciation expense                                                --                32,468
                                                                            --------------       ---------------

                   Balance, December 31, 1998                                 $ 1,950,373             $  32,557
                                                                            ==============       ===============

             Property of Joint Venture in Which the
                 Partnership has a 46.88% Interest and has Invested in Under an Investment in Direct
                 Financing Lease:

                   Balance, December 31, 1997                                      $   --                $   --
                   Acquisition                                                    623,496                    --
                   Depreciation expense (d)                                            --                    --
                                                                            --------------       ---------------

                   Balance, December 31, 1998                                   $ 623,496                $   --
                                                                            ==============       ===============


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1998, the aggregate cost of the Properties owned by the Partnership, its consolidated joint venture and the unconsolidated joint venture for federal income tax purposes was $14,523,276 and $8,123,842, respectively. All of the leases are treated as operating leases for federal income tax purposes.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1998


(d) For financial reporting purposes, the portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in the net investment in direct financing lease; therefore, depreciation is not applicable.

(e) For financial reporting purposes, certain components of the lease relating to land and building have been recorded as a direct financing lease. Accordingly, costs relating to these components of this lease are not shown.

(f) The tenant of this Property, Golden Corral Corporation, has subleased this Property to a local independent restaurant. Golden Corral
         Corporation continues to be responsible for complying with all the terms of the lease agreement and is continuing to pay rent on this Property to the Partnership.

(g) For financial reporting purposes, the undepreciated cost of the Property in Titusville, Florida, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording an allowance for loss on land and building in the amount of $272,290 at December 31, 1998. The cumulative allowance at December 31, 1998, represents the difference between the Property's carrying value and the current estimate of the net realizable value of the Property. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1998, excluding the allowance for loss on land and building.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                December 31, 1998




                                                                                                                       Principal
                                                                                                                         Amount
                                                                                                                       of Loans
                                                                                     Face                             Subject to
                                       Final         Periodic                       Amount          Carrying          Delinquent
                      Interest       Maturity        Payment          Prior           of            Amount of          Principal
Description             Rate           Date           Terms           Liens        Mortgages        Mortgages       or Description
                                                                                                                       Interest
-------------------  -----------    ------------    -----------     ----------    ------------    --------------    ----------------

Burger King -
   Roswell, GA
First Mortgage            9.00%      July 2000         (1)               $ --       $ 685,000             $  --              $   --
                                                                    ----------    ------------    --------------    ----------------

      Total                                                              $ --       $ 685,000             $  --              $   --
                                                                    ==========    ============    ==============    ================



(1) Monthly payments of principal and interest at an annual rate of 9.00%, with a balloon payment at maturity of $642,798. Balance was paid in full in 1998.

(2) The changes in the carrying amounts are summarized as follows:

                                     1998            1997          1996
                                  ------------    ------------ -------------
       Balance at beginning of
           year                      $681,687           $  --         $  --

       New mortgage loans                  --         685,000            --

       Interest earned                 32,002          33,665            --

       Collection of principal
           and interest              (713,689 )       (36,978 )          --
                                  ------------    ------------ -------------

       Balance at end of year           $  --        $681,687         $  --
                                  ============    ============ =============

                                    EXHIBITS

                                  EXHIBIT INDEX

Exhibit Number

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