Form 10-Q
period 1999-03-31
CNL INCOME FUND III LTD
filed 1999-05-17
CIK 817845

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 1999
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

  For the transition period from ____________________ to _____________________


                             Commission file number
                                     0-16850
                     ---------------------------------------


                            CNL Income Fund III, Ltd.
  ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       Florida                                                        59-2809460
------------------------------------------------------              ------------------------------------------------
(State or other jurisdiction of                                                    (I.R.S. Employer
incorporation or organization)                                                    Identification No.)


                400 East South Street
                  Orlando, Florida                                                       32801
------------------------------------------------------              ------------------------------------------------
      (Address of principal executive offices)                                        (Zip Code)


Registrant's telephone number
(including area code)                                                               (407) 650-1000
                                                                    ------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

                                    CONTENTS




                                                                           Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets

                      Condensed Statements of Income

                      Condensed Statements of Partners' Capital

                      Condensed Statements of Cash Flows

                      Notes to Condensed Financial Statements

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk


Part II.

     Other Information

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                               March 31,             December 31,
                                                                                  1999                   1998
                                                                           -------------------    -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation of $2,808,175 and
       $2,738,895                                                                $ 11,676,552           $ 11,418,836
   Net investment in direct financing leases, less allowance
   for impairment in carrying value of $25,821                                      1,494,852                887,071
   Investment in joint ventures                                                     2,153,198              2,157,147
   Cash and cash equivalents                                                        1,044,255              2,047,140
   Receivables, less allowance for doubtful accounts
       of $154,918 and $153,598                                                        64,657                 89,519
   Prepaid expenses                                                                     7,948                  6,751
   Accrued rental income, less allowance for doubtful
       accounts of $41,380                                                             75,172                 65,914
   Other assets                                                                        29,354                 29,354
                                                                           -------------------    -------------------

                                                                                 $ 16,545,988           $ 16,701,732
                                                                           ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                                $   31,407             $    2,072
   Accrued and escrowed real estate taxes payable                                      14,463                 15,217
   Distributions payable                                                              500,000                500,000
   Due to related party                                                               141,182                152,887
   Rents paid in advance                                                               20,982                 25,579
                                                                           -------------------    -------------------
       Total liabilities                                                              708,034                695,755

   Minority interests                                                                 135,060                135,705

   Partners' capital                                                               15,702,894             15,870,272
                                                                           -------------------    -------------------

                                                                                 $ 16,545,988           $ 16,701,732
                                                                           ===================    ===================



           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                                        Quarter Ended
                                                                                          March 31,
                                                                                   1999               1998
                                                                               --------------    ---------------
Revenues:
    Rental income from operating leases                                            $ 382,878          $ 421,125
    Earned income from direct financing leases                                        43,968             33,866
    Contingent rental income                                                           2,981             12,833
    Interest and other income                                                         16,470             41,182
                                                                               --------------    ---------------
                                                                                     446,297            509,006
                                                                               --------------    ---------------

Expenses:
    General operating and administrative                                              34,722             31,780
    Professional services                                                              3,288              4,610
    Real estate taxes                                                                     --              4,229
    State and other taxes                                                             12,617             11,516
    Depreciation and amortization                                                     69,280             80,417
    Transaction costs                                                                 30,882                 --
                                                                               --------------    ---------------
                                                                                     150,789            132,552
                                                                               --------------    ---------------

Income Before Minority Interest in Income of
    Consolidated Joint Venture, Equity in Earnings
    of Unconsolidated Joint Ventures, and Gain on
    Sale of Land and Buildings                                                       295,508            376,454

Minority Interest in Income of Consolidated
    Joint Venture                                                                     (4,345 )           (4,345 )

Equity in Earnings of Unconsolidated Joint Ventures                                   41,459             22,751

Gain on Sale of Land and Buildings                                                        --            583,373
                                                                               --------------    ---------------

Net Income                                                                         $ 332,622          $ 978,233
                                                                               ==============    ===============

Allocation of Net Income:
    General partners                                                               $   3,326          $   8,558
    Limited partners                                                                 329,296            969,675
                                                                               --------------    ---------------

                                                                                   $ 332,622          $ 978,233
                                                                               ==============    ===============

Net Income Per Limited Partner Unit                                                 $   6.59          $   19.39
                                                                               ==============    ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                                                 50,000             50,000
                                                                               ==============    ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                             Quarter Ended           Year Ended
                                                                               March 31,            December 31,
                                                                                  1999                  1998
                                                                           -------------------    ------------------
General partners:
    Beginning balance                                                             $   354,638            $  339,611
    Net income                                                                          3,326                15,027
                                                                           -------------------    ------------------
                                                                                      357,964               354,638
                                                                           -------------------    ------------------

Limited partners:
    Beginning balance                                                              15,515,634            17,271,525
    Net income                                                                        329,296             1,721,856
    Distributions ($10.00 and $69.55 per
       limited partner unit, respectively)                                           (500,000 )          (3,477,747 )
                                                                           -------------------    ------------------
                                                                                   15,344,930            15,515,634
                                                                           -------------------    ------------------

Total partners' capital                                                          $ 15,702,894          $ 15,870,272
                                                                           ===================    ==================



           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                    Quarter Ended
                                                                                      March 31,
                                                                                1999              1998
                                                                           ---------------    --------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                   $ 442,021         $ 501,741
                                                                           ---------------    --------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and buildings                                         --         2,424,977
       Additions to land and building on operating
          lease                                                                  (326,996 )              --
       Investment in direct financing lease                                      (612,920 )              --
       Investment in joint venture                                                     --          (415,586 )
       Collections on note receivable                                                  --             3,242
       Decrease in restricted cash                                                     --           245,377
                                                                           ---------------    --------------
              Net cash provided by (used in)
                  investing activities                                           (939,916 )       2,258,010
                                                                           ---------------    --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                         (500,000 )        (594,000 )
       Distributions to holders of minority interests                              (4,990 )          (5,050 )
                                                                           ---------------    --------------
              Net cash used in financing activities                              (504,990 )        (599,050 )
                                                                           ---------------    --------------

Net Increase (Decrease) in Cash and Cash                                       (1,002,885 )       2,160,701
    Equivalents

Cash and Cash Equivalents at Beginning of Quarter                               2,047,140           493,118
                                                                           ---------------    --------------

Cash and Cash Equivalents at End of Quarter                                    $1,044,255        $2,653,819
                                                                           ===============    ==============

Supplemental Schedule of Non-Cash Investing and
    Financing
    Activities:

       Deferred real estate disposition fees incurred
          and unpaid at end of quarter                                             $   --          $ 53,400
                                                                           ===============    ==============

       Distributions declared and unpaid at end of
          quarter                                                               $ 500,000        $1,977,747
                                                                           ===============    ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


1.     Basis of Presentation:

        The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

        These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund III, Ltd. (the "Partnership") for the year ended December 31, 1998.

        The Partnership accounts for its 69.07% interest in Tuscawilla Joint Venture using the consolidation method. Minority interests represents the minority joint venture partners' proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

2.     Land and Buildings on Operating Leases:

        In January 1999, the Partnership reinvested the majority of the net sales proceeds from the 1998 sale of the property in Hagerstown, Maryland, along with amounts collected in 1998, under a promissory note in a Burger King property in Montgomery, Alabama, at an approximate cost of $939,900. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the land portion of this property was classified as an operating lease while the building portion was classified as a capital lease.

3.      Merger Transaction:

        On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 2,082,901 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


3.      Merger Transaction - Continued:

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

        On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit against the general partners and APF in connection with the proposed Merger (see Part II - Item 1. Legal Proceedings). The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against the claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

4.      Subsequent Event:

        In April 1999, the Partnership sold its property in Flagstaff, Arizona, to the tenant for $1,103,127 and received net sales proceeds of $1,091,193, resulting in a gain of $285,350 for financial reporting purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund III, Ltd. (the "Partnership") is a Florida limited partnership that was organized on June 1, 1987 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of selected national and regional fast-food restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1999, the Partnership owned 28 Properties, which included interests in three Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         During the quarters ended March 31, 1999 and 1998, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $442,021 and $501,741, respectively. The decrease in cash from operations for the quarter ended March 31, 1999 is primarily a result of changes in income and expenses as described in "Results of Operations" below.

         Other sources and uses of capital included the following during the quarter ended March 31, 1999.

         In January 1999, the Partnership reinvested the majority of the net sales proceeds from the 1998 sale of the Property in Hagerstown, Maryland, along with a portion of the amounts collected in 1998, under the promissory note accepted in connection with the 1997 sale of the Property in Roswell, Georgia, in a Burger King Property in Montgomery, Alabama, at an approximate cost of $939,900.

         In April 1999, the Partnership sold its Property in Flagstaff, Arizona, to the tenant for $1,103,127 and received net sales proceeds of $1,091,193, resulting in a gain of $285,350 for financial reporting purposes. The Partnership intends to reinvest the net sales proceeds in an additional Property.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1999, the Partnership had $1,044,255 invested in such short-term investments, as compared to $2,047,140 at December 31, 1998. The decrease in cash and cash equivalents during the quarter ended March 31, 1999, is primarily attributable to the reinvestment of sales proceeds in a Property in Montgomery, Alabama, during the quarter ended March 31, 1999, as described above. The Partnership expects to use the funds remaining at March 31, 1999 to pay distributions and other liabilities and to invest in an additional Property.

         Total liabilities of the Partnership, including distributions payable, increased to $708,034 at March 31, 1999 from $695,755 at December 31, 1998 primarily as a result of the Partnership accruing transaction costs relating to the proposed merger with CNL American Properties Fund, Inc. ("APF"), as described below. The increase in liabilities was partially offset by a decrease in amounts due to related parties at March 31, 1999. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on current and anticipated future cash from operations, and for the quarter ended March 31, 1998, proceeds received from the sales of two Properties during 1998, the Partnership declared distributions to limited partners of $500,000 and $1,977,747 for the quarters ended March 31, 1999 and 1998, respectively. This represents distributions of $10.00 and $39.55 per unit for the quarters ended March 31, 1999 and 1998, respectively. Distributions for the quarter ended March 31, 1998 included $1,477,747 as a result of the distribution of net sales proceeds from the sale of the Properties in Fernandina Beach and Daytona Beach, Florida. The reduced number of Properties for which the Partnership receives rental payments, as well as ongoing operations, reduced the Partnership's revenues in 1998 and is expected to reduce the Partnership's revenues in subsequent years. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, resulted in a descrease in cash distributions to the limited partners. No distributions were made to the general partners for the quarters ended March 31, 1999 and 1998. No amounts distributed to the limited partners for the quarters ended March 31, 1999 and 1998 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The
Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. APF has agreed to issue shares of its common stock, par value $0.01 per share (the "APF Shares"), as consideration for the Merger. APF has agreed to issue 2,082,901 APF Shares which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $20,535,734 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interest must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit against the general partners and APF in connection with the proposed Merger (see Part II - Item 1. Legal Proceedings). The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against the claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

Results of Operations

         During the quarter ended March 31, 1998, the Partnership and its consolidated joint venture, Tuscawilla Joint Venture, owned and leased 27 wholly owned Properties (which included five Properties which were sold in 1998) and during the quarter ended March 31, 1999, the Partnership and its consolidated joint venture owned and leased 23 wholly owned Properties, to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1999 and 1998, the Partnership earned $426,846 and $454,991, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. Rental and earned income decreased by approximately $44,000 during the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, as a result of the sale of five Properties during 1998. The decrease was partially offset by an increase in rental and earned income of approximately $17,300 due to the fact that during January 1999, the Partnership reinvested a portion of net sales proceeds in an additional Property, as described above in "Liquidity and Capital Resources." Rental and earned income are expected to remain at reduced amounts as a result of distributing a portion of the net sales proceeds from two of the five Properties sold during 1998.

         In addition, during the quarters ended March 31, 1999 and 1998, the Partnership earned $16,470 and $41,182, respectively, in interest and other income. The decrease in interest and other income during the quarter ended March 31, 1999, as compared to the quarter ended March

31, 1998, is primarily attributable to a decrease in interest income as a result of the fact that in July 1998, the Partnership collected the full balance of a mortgage note receivable that the Partnership had accepted in conjunction with the sale of a Property in a prior year.

         For the quarters ended March 31, 1999 and 1998, the Partnership owned and leased one Property indirectly through a joint venture arrangement and three Properties as tenants-in-common with affiliates of the general partners. In addition, during the quarter ended March 31, 1999, the Partnership owned and leased one additional Property indirectly through a joint venture arrangement. In connection therewith, during the quarters ended March 31, 1999 and 1998, the Partnership earned income of $41,459 and $22,751, respectively, attributable to net income recorded by these joint ventures. The increase in net income earned by joint ventures during the quarter ended March 31, 1999, is primarily attributable to the fact that in May 1998, the Partnership reinvested net sales proceeds from sales of Properties during 1998, in RTO Joint Venture, with an affiliate of the Partnership which has the same general partners.

         Operating expenses, including depreciation and amortization expense, were $150,789 and $132,552 for the quarters ended March 31, 1999 and 1998, respectively. The increase in operating expenses during the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, was primarily attributable to the fact that during the quarter ended March 31, 1999, the Partnership incurred $30,882 in transaction costs relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described above in "Liquidity and Capital Resources." If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions. The increase in operating expenses was partially offset by a decrease in depreciation expense of approximately $11,000, due to the sales of several Properties during 1998 and a decrease of approximately $4,200, due to the fact that, during the quarter ended March 31, 1998, the Partnership recognized real estate tax expense relating to the Po Folks Property in Hagerstown, Maryland, based on the fact that payment of this amount by the former tenant was doubtful. The Partnership sold this Property in June 1998.

         As a result of the sales of three Properties during the quarter ended March 31, 1998, the Partnership recognized a total gain of $583,373 for financial reporting purposes. No Properties were sold during the quarter ended March 31, 1999.

Year 2000 Readiness Disclosure

         The Year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. The Partnership does not have any information or non-information technology systems. The general partners and affiliates of the general partners provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the affiliates of the general partners consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates of the general partners are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates of the general partners have no internally generated programmed software coding to correct, because substantially all of the software utilized by the general partners and affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases.

         In early 1998, the general partners and affiliates formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problem. The Y2K Team consists of the general partners and members from the affiliates of the general partners, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management. The Y2K Team's initial step in assessing the Partnership's Year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential Year 2000 problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the Partnership's systems could have a potential Year 2000 problem.

         The information system of the affiliates of the general partners is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team is in the process of contacting the respective vendors and manufacturers to verify the Year 2000 compliance of their products. In addition, the Y2K Team has also requested and is evaluating documentation from other companies with which the Partnership has a material third party relationship, including the Partnership's tenants, vendors, financial institutions and the Partnership's transfer agent. The Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the affiliates of the general partners. Although the general partners continue to receive positive responses from the Companies with which the Partnership has third party relationships regarding their Year 2000 compliance, the general partners cannot be assured that the tenants, financial institutions, transfer agent, other vendors and system providers have adequately considered the impact of the Year 2000. The general partners are not able to measure the effect on the operations of the Partnership of any third party's failure to adequately address the impact of the Year 2000.

         The general partners and their affiliates have identified and have implemented upgrades for certain hardware equipment. In addition, the general partners and their affiliates have identified certain software applications which will require upgrades to become Year 2000 compliant. The general partners expect all of these upgrades, as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership, to be completed by September 30, 1999, although, the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible Year 2000 issues. The general partners do not expect the aggregate cost of the Year 2000 remedial measures to be material to the results of operations of the Partnership.

         The general partners and affiliates have received certification from the Partnership's transfer agent of its Year 2000 compliance. Due to the material relationship of the Partnership with its transfer agent, the Y2K Team is evaluating the Year 2000 compliance of the systems of the transfer agent and expects to have the evaluation completed by September 30, 1999. Despite the positive response from the transfer agent and the evaluation of the transfer agent's system by the Y2K Team, the general partners cannot be assured that the transfer agent has addressed all possible Year 2000 issues. In the event that the systems of the transfer agent are not Year 2000 compliant, the general partners and their affiliates would have to allocate resources to internally perform the functions of the transfer agent. The general partners do not anticipate that the additional cost of these resources would have a material impact on the Partnership.

     Based upon the progress the general partners and affiliates have made in addressing the Year 2000 issues and their plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with Year 2000 compliance at this time. The general partners and their affiliates plan to address their significant Year 2000 issues prior to the Partnership being affected by them; therefore, they have not developed a comprehensive contingency plan. However, if the general partners and their affiliates identify significant risks related to their Year 2000 compliance, or if their progress deviates from the anticipated timeline, the general partners and their affiliates will develop contingency plans as deemed necessary at that time.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION



Item 1.       Legal Proceedings.

              On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit, Jon Hale, Mary J. Hewitt, Charles A. Hewitt, and Gretchen M. Hewitt v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the Messrs. Seneff and Bourne and CNL Realty Corporation, as general partners of the CNL Income Funds, breached their fiduciary duties and violated the provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed acquisition of the CNL Income Funds by APF. The plaintiffs are seeking unspecified damages and equitable relief. The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against such claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

Item 2.       Changes in Securities.  Inapplicable.

Item 3.       Defaults upon Senior Securities.  Inapplicable.

Item 4.       Submission of Matters to a Vote of Security Holders. Inapplicable.

Item 5.       Other Information.  Inapplicable.

Item 6.       Exhibits and Reports on Form 8-K.

               (a)  Exhibits

                      2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of the Registration Statement of APF on Form S-4, File No. 74329.)

                      3.1 Certificate of Limited Partnership of CNL Income Fund III, Ltd. (Included as Exhibit 3.1 to Amendment No. 1 to the Registration Statement No. 33-15374 on Form S-11 and incorporated herein by reference.)

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

                      27       Financial Data Schedule (Filed herewith.)

               (b)  Reports on Form 8-K

                      Current Report on Form 8-K dated March 11, 1999 and filed March 12, 1999, describing the proposed merger of the Partnership with and into a subsidiary of CNL American Properties Fund, Inc.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 14th day of May, 1999.


                     CNL INCOME FUND III, LTD.

                     By:  CNL REALTY CORPORATION
                          General Partner


                               By:      /s/ James M. Seneff, Jr.
                                        --------------------------------------
                                        JAMES M. SENEFF, JR.
                                        Chief Executive Officer
                                        (Principal Executive Officer)


                               By:      /s/ Robert A. Bourne
                                        --------------------------------------
                                        ROBERT A. BOURNE
                                        President and Treasurer
                                        (Principal Financial and
                                        Accounting Officer)