Form 10-K/A
period 1997-12-31
CNL INCOME FUND III LTD
filed 1999-07-30
CIK 817845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1


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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

         The Form 10-K of CNL Income Fund III, Ltd. for the year ended December 31, 1997 is being amended to provide additional disclosure under Item 1. Business, Item 2. Properties and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources, Short-Term Liquidity and Long-Term Liquidity.


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


         The Partnership was organized primarily to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $22,125,102, and were used to acquire 32 Properties, including interests in two Properties owned by joint ventures in which the Partnership is a co-venturer. During January 1997, the Partnership sold its Properties in Chicago, Illinois; Bradenton, Florida; Kissimmee, Florida; Roswell, Georgia and Mason City, Iowa. The Partnership reinvested a portion of these net sales proceeds in a Property in Fayetteville, North Carolina. In addition, the Partnership reinvested a portion of the net sales proceeds in a Property in Englewood, Colorado and a Property in Miami, Florida, as tenants-in-common, with affiliates of the General Partners. The Partnership intends to reinvest the remaining net sales proceeds in additional Properties. As a result of the above transactions, the Partnership owned 30 Properties as of December 31, 1997. The 30 Properties include interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common. In January 1998, the Partnership reinvested the remaining net sales proceeds from the 1997 sales of Properties in a Property in Overland Park, Kansas, as tenants-in-common with affiliates of the General Partners. In addition, during January and February 1998, the Partnership sold its Properties in Fernandina Beach, Daytona Beach and Punta Gorda, Florida. The Partnership intends to use the net sales proceeds to acquire an additional Property, to make a special distributions to the limited partners and to pay liabilities of the Partnership. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.


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

Major Tenants

         During 1997, one lessee of the Partnership and its consolidated joint venture, Golden Corral Corporation, contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from one Property owned by an unconsolidated joint venture and two Properties owned with affiliates as tenants-in-common). As of December 31, 1997, Golden Corral Corporation was the lessee under leases relating to six restaurants. It is anticipated that, based on the minimum rental payments required by the leases, this lessee will continue to contribute more than ten percent of the Partnership's total rental income in 1998 and subsequent years. In addition, five Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Denny's, Pizza Hut, KFC and Taco Bell, each accounted for more than ten percent of the Partnership's total rental income in 1997 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from one Property owned by an unconsolidated joint venture and two Properties owned with affiliates as tenants-in-common). In subsequent years, it is anticipated that these five Restaurant Chains each will continue to account for more than ten percent of total rental income to which the Partnership is entitled under the terms of the leases. Any failure of Golden Corral

Corporation or any of these Restaurant Chains could materially affect the Partnership's income. As of December 31, 1997, no single tenant or group of affiliated tenants leased Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangements and Tenancy in Common Arrangements

         The Partnership has entered into a joint venture arrangement, Tuscawilla Joint Venture, with three unaffiliated entities to purchase and hold one Property. In addition, the Partnership has entered into a joint venture arrangement, Titusville Joint Venture, with CNL Income Fund IV, Ltd., a limited partnership organized pursuant to the laws of the State of Florida, and an affiliate of the General Partners, to purchase and hold one Property. The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in accordance with their respective percentage interests in the joint venture. The Partnership has a 69.07% interest in Tuscawilla Joint Venture and a 73.4% interest in Titusville Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture.


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

         In addition to the above joint venture arrangements, in 1997, the Partnership entered into an agreement to hold a Property in Englewood, Colorado , as tenants-in-common , with CNL Income Fund IX, Ltd., an affiliate of the General Partners; and entered into an agreement to hold a Property in Miami, Florida, as tenants-in-common, with CNL Income Fund VII, Ltd., CNL Income Fund X, Ltd. and CNL Income Fund XIII, Ltd., affiliates of the General Partners. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Properties in proportion to each co-venturer's percentage interest. The Partnership owns a 32.77% and 9.84% interest in the Property in Englewood, Colorado and the Property in Miami, Florida, respectively.

         In addition, in January 1998, the Partnership entered into an agreement to hold an IHOP Property, as tenants-in-common , with CNL Income Fund II, Ltd. and CNL Income Fund VI, Ltd., affiliates of the General Partners. The agreement provides for the Partnership and the affiliates to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns a 25.84 percent interest in this Property.


         The affiliates are limited partnerships organized pursuant to the laws of the State of Florida. The tenancy in common agreement restricts each co-tenant's ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering it for sale to the remaining co-tenant.

         The use of joint venture and tenancy in common arrangements allows the Partnership to fully invest its available funds at times at which it would not have sufficient funds to purchase an additional property, or at times when a suitable opportunity to purchase an additional property is not available. The use of joint venture and tenancy in common arrangements also provides the Partnership with increased diversification of its portfolio among a greater number of properties. In addition, tenancy in common arrangements may allow the Partnership to defer the gain for federal income tax purposes upon the sale of the property if the proceeds are reinvested in an additional property.


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


Item 2.  Properties


         As of December 31, 1997, the Partnership owned 30 Properties. Of the 30 Properties, 26 are owned by the Partnership in fee simple, two are owned through joint venture arrangements and two are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 11,800 to 94,500 square feet depending uponbuilding size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 1997 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with this report.

         State                                 Number of Properties

         Arizona                                        2
         California                                     1
         Colorado                                       1
         Florida                                        8
         Georgia                                        1
         Illinois                                       1
         Indiana                                        1
         Kansas                                         1
         Kentucky                                       1
         Maryland                                       2
         Michigan                                       1
         Minnesota                                      1
         Missouri                                       1
         North Carolina                                 1
         Nebraska                                       1
         Oklahoma                                       1
         Texas                                          5
                                                   ------
         TOTAL PROPERTIES:                             30
                                                   ======

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,900 to 8,900 square feet. Generally, all buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1997, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 31.5 and 40 years for federal income tax purposes. As of December 31, 1997, the aggregate cost basis of the Properties owned by the Partnership and joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $19,121,915 and $1,726,015, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 1997 by Restaurant Chain.

         Restaurant Chain                         Number of Properties

         Burger King                                        1
         Chevy's Fresh Mex                                  1
         Darryl's                                           1
         Denny's                                            3
         Golden Corral                                      6
         IHOP                                               1
         KFC                                                4
         Perkins                                            1
         Pizza Hut                                          4
         Po Folks                                           2
         Popeyes                                            1
         Red Oaks Steakhouse                                1
         Taco Bell                                          3
         Wendy's                                            1
                                                       ------
         TOTAL PROPERTIES                                  30
                                                       ======



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


         Leases. The Partnership leases the Properties to operators of selected national and regional fast-food restaurant chains. The leases are generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance. Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease. The terms of the leases of the Properties owned by the Partnership are described in Item 1. Business - Leases.

         At December 31, 1997, 1996, 1995, 1994, and 1993, the Properties were 93%, 94%, 97%, 100%, and 100% occupied, respectively. The following is a schedule of the average annual rent for each of the five years ended December 31:

                                                         For the Year Ended December 31:
                                 1997 (2)          1996              1995               1994             1993
                              ------------       ----------       ----------       ------------      ----------
    Rental Revenues (1)        $2,116,623        $2,469,718       $2,368,914        $2,516,395      $2,416,168
    Properties (2)                     28                31               31                32              32
    Average Rent per Unit         $75,594           $79,668          $76,416           $78,637         $75,505

(1) Rental revenues include the Partnership's share of rental revenues from the two Properties owned through joint venture arrangements and the two properties owned through tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

(2) Excludes Properties that were vacant at December 31 and which did not generate any rental revenues during the year ended December 31.

    The following is a schedule of lease expirations for leases in place as of December 31, 1997 for each of the ten years beginning with 1998 and thereafter.

                                                                                            Percentage of
                                            Number              Annual Rental                Gross Annual
        Expiration Year                 of Leases                  Revenues                 Rental Income

              1998                              -                          -                            -
              1999                              -                          -                            -
              2000                              -                          -                            -
              2001                              -                          -                            -
              2002                              6                    432,016                       22.01%
              2003                              -                          -                            -
              2004                              -                          -                            -
              2005                              -                          -                            -
              2006                              1                     87,849                        4.47%
              2007                              7                    383,097                       19.51%
              Thereafter                       14                  1,060,272                       54.01%
                                         --------             --------------               --------------
              Totals (1)                       28                  1,963,234                      100.00%
                                         ========             ==============               ==============


(1) Excludes Properties that were vacant at December 31, 1997.


      Leases with Major Tenant. The terms of each of the leases with the Partnership's major tenant as of December 31, 1997 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business Leases.

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

                                     PART II


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


      The Partnership was organized on June 1, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food Restaurant Chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1997, the Partnership owned 30 Properties, either directly or indirectly through joint venture and tenancy in common arrangements.


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

      In March 1997, the Partnership sold its Property in Bradenton, Florida, to the tenant, for $1,332,154 and received net sales proceeds (net of $4,330 which represents real estate tax amounts due from tenant) of $1,305,671, resulting in a gain of $361,368 for financial reporting purposes. This Property was originally acquired by the Partnership in June 1988 and had a cost of approximately $1,080,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $229,500 in excess of its original purchase price. In June 1997, the Partnership reinvested approximately $1,276,000 of the net sales proceeds received in a Property in Fayetteville, North Carolina and will make the remaining proceeds available to pay liabilities of the Partnership, including distributions to limited partners. The General Partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Bradenton, Florida, and the reinvestment of the proceeds in a Property in Fayetteville, North Carolina, will qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

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

      In January 1998, the Partnership sold its Property in Fernandina Beach, Florida, to the tenant, for $730,000 and received net sales proceeds (net of $3,018 which represents prorated rent collected at closing) of $724,672, resulting in a gain of approximately $264,000 for financial reporting purposes. In addition, in January 1998, the Partnership sold its Property in Daytona Beach, Florida, to the tenant, for $1,050,000 and received net sales proceeds (net of $1,975 which represents prorated rent returned to the tenant) of $1,007,001, resulting in a gain of approximately $299,300 for financial reporting purposes. The Partnership intends to distribute the majority of the net sales proceeds to the Limited Partners and intends to use the remaining net sales proceeds to pay liabilities of the Partnership.


      In February 1998, the Partnership also sold its Property in Punta Gorda, Florida, to a third party, for $675,000 and received net sales proceeds (including $28,330 which represents prorated rent collected at closing) of $665,973, resulting in a gain of approximately $73,500 for financial reporting purposes. The Partnership anticipates that it will reinvest the net sales proceeds in an additional Property.


         None of the Properties owned by the Partnership, or the joint ventures or the tenancy in common arrangements in which the Partnership owns an interest, is or may be encumbered. Subject to certain restrictions on borrowings from the General Partners, however, the Partnership may borrow, in the discretion of the General Partners, for the purpose of maintaining the operations of the Partnership. The Partnership will not encumber any of the Properties in connection with any borrowings or advances. The Partnership also will not borrow under circumstances which would make the Limited Partners liable to creditors of the Partnership. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

      Currently, rental income from the Partnership's Properties and net sales proceeds from the sales of Properties, pending reinvestment in an additional Property, distribution to the Limited Partners or use for the payment of Partnership liabilities, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, CDs and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1997, the Partnership had $493,118 invested in such short-term investments as compared to $57,751 at December 31, 1996. The increase in cash and cash equivalents is primarily attributable to the fact that during 1997, the Partnership used net sales proceeds from the sales of Properties to pay a portion of the liabilities of the Partnership, including quarterly distributions to the Limited Partners. During 1996, the Partnership used cash generated from operations to pay liabilities of the Partnership. As of December 31, 1997, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately four percent annually. The funds remaining at December 31, 1997, will be used for the payment of distributions and other liabilities.

Short-Term Liquidity

         The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.


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


         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based primarily on current and anticipated cash from operations, the Partnership declared distributions to the Limited Partners of $2,376,000 for each of the years ended December 31, 1997, 1996 and 1995. This represents distributions of $47.52 per unit for each of the years ended December 31, 1997, 1996 and 1995. The distributions to the Limited Partners for 1997, 1996 and 1995, were also based on loans received from the General Partners of $117,000, $575,200 and $86,200, respectively, all of which were subsequently repaid, as described above in "Capital Resources." The General Partners expect to distribute some or all of the net sales proceeds from the sales of the Properties in Fernandina Beach and Daytona Beach, Florida, to the Limited Partners. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow, and federal income tax considerations. The reduced number of Properties for which the Partnership receives rental payments, as well as ongoing operations, is expected to reduce the Partnership's revenues. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, is expected to result in a decrease in cash distributions to the Limited Partners during 1998. No amounts distributed to the Limited Partners for the years ended December 31, 1997, 1996 or 1995 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.


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


Long-Term Liquidity

      The Partnership has no long-term debt or other long-term liquidity requirements.

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


      During the years ended December 31, 1997, 1996 and 1995, the Partnership and its consolidated joint venture, Tuscawilla Joint Venture, earned $1,930,486, $2,273,850 and $2,188,000, respectively, in rental income from operating leases and earned income from direct financing leases. The decrease in rental and earned income during 1997, as compared to 1996, is partially attributable to a decrease of approximately $219,700 as a result of the sales of the Properties in Chicago, Illinois (in January 1997), Bradenton, Florida (in March 1997), Kissimmee, Florida (in April 1997), Roswell, Georgia (in June 1997), and Mason City, Iowa (in October 1997), as described above in "Capital Resources." During 1997, the decrease in rental income was partially offset by an increase of approximately $86,200 due to the reinvestment of a portion of these net sales proceeds in a Property in Fayetteville, North Carolina, in June 1997, as described above in "Capital Resources."

      The decrease in rental and earned income during 1997, as compared to 1996, and the increase during 1996, as compared to 1995, is partially attributable to the fact that during 1996, the Partnership entered into a new lease with a new tenant for the Denny's Property in Hagerstown, Maryland, and in connection therewith, recognized as income approximately $118,700 for which the Partnership had previously established an allowance for doubtful accounts relating to the Denny's and Po Folks Properties in Hagerstown, Maryland, as described above in "Capital Resources." The decrease in 1997, as compared to 1996, is also partially attributable to the fact that during 1997, the Partnership established an allowance for doubtful accounts of approximately $77,100 for past due amounts for these Properties due to the uncertainty of the collectibility of these amounts. The General Partners intend to pursue collection of past due amounts relating to this Property and will recognize any such amounts as income if collected.

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


         The increase in rental and earned income during 1996, as compared to 1995, is partially offset by a decrease in rental income of approximately $31,000 due to the fact that in September 1996, the tenant of the Property in Chicago, Illinois, ceased operations of the restaurant business located on such Property and the Partnership ceased recording rental revenue relating to such Property. The tenant filed for bankruptcy and in January 1997, the Partnership sold this Property to an unrelated third party, as described above in "Capital Resources."

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


      Operating expenses, including depreciation and amortization expense, were $626,431, $638,140 and $667,876 for the years ended December 31, 1997, 1996 and
1995, respectively. The decrease in operating expenses during 1997, as compared to 1996, was partially attributable to a decrease of approximately $56,600 in depreciation expense as a result of the sales of Properties in 1997, as described above in "Capital Resources." In addition, the decrease during 1996, as compared to 1995, is partially attributable to a decrease in depreciation expense relating to the Po Folks Property in Hagerstown, Maryland, due to the Partnership establishing an allowance for loss on land and building which represented the difference between the Property's carrying value at December 31, 1995, and the estimated net realizable value of the Property. This allowance reduced the depreciable basis of the Property.

      The decrease in operating expenses during 1997, as compared to 1996, is partially attributable to, and the decrease during 1996, as compared to 1995, is partially offset by, the fact that during 1996, the Partnership recorded approximately $15,000, relating to legal fees associated with the tenant of the Property in Chicago, Illinois, filing bankruptcy. The Partnership sold this Property in January 1997, as described above in "Capital Resources." The decrease in operating expenses during 1997, as compared to 1996, is also attributable to a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties.

      The decrease in operating expenses during 1997, as compared to 1996, is partially offset by an increase in operating expenses due to the fact that during 1997 the Partnership recognized real estate tax expense of approximately $40,200 and bad debt expense of approximately $32,400, relating to the Denny's and Po Folks Properties in Hagerstown, Maryland. These amounts relate to prior year amounts due from the former tenant that the current tenant of this Property had agreed to pay, as described above in "Capital Resources." However, the Partnership recorded these amounts as expenses during 1997, due to the fact that payment of these amounts by the current tenant now appears doubtful. The General Partners intend to pursue collection of past due amounts relating to this Property and will recognize any such amounts as income if collected. The decrease in operating expenses during 1996, as compared to 1995, was partially attributable to the fact that during 1996, the Partnership did not record real estate tax expense relating to the Denny's Property and Po Folks Property in Hagerstown, Maryland, as described above. The Partnership recorded such expenses during 1995. As a result of the former tenant of the Po Folks Property in Hagerstown, Maryland, defaulting under the terms of its lease in February 1995, the Partnership expects to continue to incur real estate tax expense and insurance expense until the Property is sold or leased to a new tenant.


      In addition, the decrease in operating expenses during 1996, as compared to 1995, is partially offset by an increase in accounting and administrative expenses associated with operating the Partnership and its Properties and an increase in insurance expense as a result of the General Partners' obtaining contingent liability and property coverage for the Partnership beginning in May 1995.


      As a result of the sales of the five Properties during 1997, and the sale of the parcel of land in Plant City, Florida, as described above in "Capital Resources," the Partnership recognized gains on sale of land and buildings totalling $1,027,590 during the year ended December 31, 1997. No Properties were sold during 1996 or 1995. In addition, during the years ended December 31, 1997 and 1995, the Partnership recorded an allowance for loss on land and building of $32,819 and $207,844, respectively, relating to the Po Folks Property in Hagerstown, Maryland. The allowance represented the difference between the carrying value of the Property at December 31, 1997 and 1995, and the net realizable value of the Property based on anticipated sales prices at December 31, 1997 and 1995.

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

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of July, 1999.

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


Signature                               Title                                   Date
/s/ Robert A. Bourne                President, Treasurer and Director        July 29, 1999
--------------------------          (Principal Financial and Accounting
Robert A. Bourne                    Officer)


/s/ James M. Seneff, Jr.            Chief Executive Oficer and Director      July 29, 1999
--------------------------          (Principal Executive Officer)
James M. Seneff, Jr.

