Form 10-Q
period 1999-06-30
CNL INCOME FUND III LTD
filed 1999-08-12
CIK 817845

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 1999
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

   For the transition period from ____________________ to ___________________


                             Commission file number
                                     0-16850
                     ---------------------------------------


                            CNL Income Fund III, Ltd.
   -------------------------------------------------------------------------
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

                      Condensed Statements of Cash Flows

                      Notes to Condensed Financial Statements

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk


Part II.

     Other Information

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                             June 30,              December 31,
                                                                               1999                    1998
                                                                         ------------------     -------------------
                         ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation of $2,637,561 and
       $2,738,895, respectively                                               $ 10,472,484            $ 11,418,836
   Net investment in direct financing leases, less allowance
       for impairment in carrying value of $25,821 in 1998                       1,129,246                 887,071
   Investment in joint ventures                                                  2,150,281               2,157,147
   Cash and cash equivalents                                                     1,757,137               2,047,140
   Restricted cash                                                               1,097,485                      --
   Receivables, less allowance for doubtful accounts
       of $6,158 and $153,598, respectively                                         18,690                  89,519
   Prepaid expenses                                                                  9,830                   6,751
   Accrued rental income, less allowance for doubtful
       accounts of $41,380 in 1998                                                  86,038                  65,914
   Other assets                                                                     29,354                  29,354
                                                                         ------------------     -------------------

                                                                              $ 16,750,545            $ 16,701,732
                                                                         ==================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                             $   71,146              $    2,072
   Escrowed real estate taxes payable                                               12,538                  15,217
   Distributions payable                                                           500,000                 500,000
   Due to related party                                                            163,474                 152,887
   Rents paid in advance                                                            20,614                  25,579
                                                                         ------------------     -------------------
       Total liabilities                                                           767,772                 695,755

   Commitments and Contingencies (Note 5)

   Minority interests                                                              134,303                 135,705

   Partners' capital                                                            15,848,470              15,870,272
                                                                         ------------------     -------------------

                                                                              $ 16,750,545            $ 16,701,732
                                                                         ==================     ===================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                               Quarter Ended                     Six Months Ended
                                                                  June 30,                           June 30,
                                                           1999             1998              1999              1998
                                                        ------------     ------------      ------------      ------------
Revenues:
    Rental income from operating leases                   $ 297,471        $ 318,276         $ 680,349         $ 739,401
    Earned income from direct financing leases              110,427           33,743           154,395            67,609
    Contingent rental income                                 26,437           21,053            29,418            33,886
    Interest and other income                                37,862           39,489            54,332            80,671
                                                        ------------     ------------      ------------      ------------
                                                            472,197          412,561           918,494           921,567
                                                        ------------     ------------      ------------      ------------

Expenses:
    General operating and administrative                     29,310           38,942            64,032            70,722
    Professional services                                    10,874           20,446            14,162            25,056
    Real estate taxes                                            --            3,306                --             7,535
    State and other taxes                                       924              204            13,541            11,720
    Depreciation and amortization                            65,560           83,902           134,840           164,319
    Transaction costs                                        51,231               --            82,113                --
                                                        ------------     ------------      ------------      ------------
                                                            157,899          146,800           308,688           279,352
                                                        ------------     ------------      ------------      ------------

Income Before Minority Interest in Income
    of Consolidated Joint Venture, Equity in
    Earnings of Unconsolidated Joint Ventures
    and Gain on Sale of Land and Buildings                  314,298          265,761           609,806           642,215

Minority Interest in Income of Consolidated
    Joint Venture                                            (4,232 )         (4,236 )          (8,577 )          (8,581 )

Equity in Earnings of Unconsolidated
    Joint Ventures                                           41,998           18,523            83,457            41,274

Gain on Sale of Land and Buildings                          293,512           13,213           293,512           596,586
                                                        ------------     ------------      ------------      ------------

Net Income                                                $ 645,576        $ 293,261         $ 978,198        $1,271,494
                                                        ============     ============      ============      ============

Allocation of Net Income:
    General partners                                       $  5,883         $  2,932          $  9,209          $ 11,490
    Limited partners                                        639,693          290,329           968,989         1,260,004
                                                        ------------     ------------      ------------      ------------

                                                          $ 645,576        $ 293,261         $ 978,198        $1,271,494
                                                        ============     ============      ============      ============

Net Income Per Limited Partner Unit                        $  12.79         $   5.81          $  19.38          $  25.20
                                                        ============     ============      ============      ============

Weighted Average Number of Limited Partner
    Units Outstanding                                        50,000           50,000            50,000            50,000
                                                        ============     ============      ============      ============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                           Six Months Ended            Year Ended
                                                                               June 30,               December 31,
                                                                                 1999                     1998
                                                                        -----------------------     -----------------
General partners:
    Beginning balance                                                            $   354,638              $  339,611
    Net income                                                                         9,209                  15,027
                                                                          -------------------       -----------------
                                                                                     363,847                 354,638
                                                                          -------------------       -----------------

Limited partners:
    Beginning balance                                                             15,515,634              17,271,525
    Net income                                                                       968,989               1,721,856
    Distributions ($20.00 and $69.55 per
       limited partner unit, respectively)                                        (1,000,000 )            (3,477,747 )
                                                                          -------------------       -----------------
                                                                                  15,484,623              15,515,634
                                                                          -------------------       -----------------

Total partners' capital                                                         $ 15,848,470            $ 15,870,272
                                                                          ===================       =================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                1999               1998
                                                                           ---------------     --------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                   $ 958,915          $ 936,758
                                                                           ---------------     --------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and buildings                                 1,792,169          3,214,616
       Addition to land and buildings on
          operating leases                                                       (326,996 )               --
       Investment in direct financing lease                                      (612,920 )               --
       Investment in joint ventures                                                    --           (801,682 )
       Collections on note receivable                                                  --              6,557
       Decrease (increase) in restricted cash                                  (1,091,192 )          245,377
                                                                           ---------------     --------------
              Net cash provided by (used in) investing
                  activities                                                     (238,939 )        2,664,868
                                                                           ---------------     --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                       (1,000,000 )       (2,571,747 )
       Distributions to holders of minority interest                               (9,979 )          (10,099 )
                                                                           ---------------     --------------
              Net cash used in financing activities                            (1,009,979 )       (2,581,846 )
                                                                           ---------------     --------------

Net Increase (Decrease) in Cash and Cash
    Equivalents                                                                  (290,003 )        1,019,780

Cash and Cash Equivalents at Beginning of Period                                2,047,140            493,118
                                                                           ---------------     --------------

Cash and Cash Equivalents at End of Period                                     $1,757,137         $1,512,898
                                                                           ===============     ==============

Supplemental Schedule of Non-Cash Investing and Financing Activities:

       Deferred real estate disposition fees incurred
          and unpaid at end of period                                               $  --           $ 53,400
                                                                           ===============     ==============

       Distributions declared and unpaid at end of
          period                                                                 $500,000          $ 500,000
                                                                           ===============     ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Land and Buildings on Operating Leases:

         In January 1999, the Partnership reinvested the majority of the net sales proceeds from the 1998 sale of a Po Folks property in Hagerstown, Maryland, along with amounts collected in 1998 under a promissory note accepted in connection with the 1997 sale of a Property in Roswell, Georgia, in a Burger King property in Montgomery, Alabama. The Property had an approximate cost of $939,900. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the land portion of this property was classified as an operating lease while the building portion was classified as a direct financing lease.

         In April 1999, the Partnership sold its property in Flagstaff, Arizona, to the tenant, for $1,103,127 and received net sales proceeds of $1,091,192, resulting in a gain of $285,350 for financial reporting purposes. This property was originally acquired by the Partnership in October 1998 and had a cost of approximately $993,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $97,700 in excess of its original purchase price (see Note 4).

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


2.       Land and Buildings on Operating Leases - Continued:

         In June 1999, the Partnership sold its Denny's property in Hagerstown, Maryland to the tenant, for $710,000 and received net sales proceeds of $700,977, resulting in a gain of $8,162 for financial reporting purposes (see Note 3).


3.       Net Investment in Direct Financing Leases:

         In June 1999, the Partnership sold its Denny's property in Hagerstown, Maryland, for which the building portion had been classified as a direct financing lease. In connection therewith, the gross investment (minimum lease payments receivable and estimated residual value) and unearned income relating to this property were removed from the accounts and the gain from the sale relating to this property was reflected in income (see Note 2).

4.       Restricted Cash:

         As of June 30, 1999, net sales proceeds of $1,091,192 from the sale of the property in Flagstaff, Arizona, plus accrued interest of $6,293, were being held in interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property on behalf of the Partnership.

5.       Commitments and Contingencies:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 1,041,451 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $20.00 per APF Share, the price paid by APF investors (after an adjustment for a one for two reverse stock split which occurred on June 3, 1999) in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


5.       Commitments and Contingencies - Continued:

         unchanged) at $20,535,734 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the fourth quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF and CNL Fund Advisors, Inc. and certain of its affiliates, in connection with the proposed Merger. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund III, Ltd. (the "Partnership") is a Florida limited partnership that was organized on June 1, 1987 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of selected national and regional fast-food restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1999, the Partnership owned 26 Properties, which included interests in three Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         During the six months ended June 30, 1999 and 1998, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $958,915 and $936,758, respectively. The increase in cash from operations for the six months ended June 30, 1999 is primarily a result of changes in the Partnership's working capital and changes in income and expenses as described in "Results of Operations" below.

         Other sources and uses of capital included the following during the six months ended June 30, 1999.

         In January 1999, the Partnership reinvested the majority of the net sales proceeds from the 1998 sale of a Po Folks Property in Hagerstown, Maryland, along with a portion of the amounts collected in 1998 under the promissory note accepted in connection with the 1997 sale of the Property in Roswell, Georgia, in a Burger King Property in Montgomery, Alabama, at an approximate cost of $939,900.

         In April 1999, the Partnership sold its Property in Flagstaff, Arizona, to the tenant for $1,103,127 and received net sales proceeds of $1,091,192, resulting in a gain of $285,350 for financial reporting purposes. This Property was originally acquired by the Partnership in October 1988 and had a cost of approximately $993,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $97,700 in excess of its original purchase price. As of June 30, 1999, the net sales proceeds were being held in an interest bearing escrow account pending the release of funds by the escrow agent to acquire an additional Property. The
Partnership anticipates this transaction, or a portion thereof, will be structured to qualify as a like-kind exchange transaction for federal income tax purposes.

         In June 1999, the Partnership sold its Denny's Property in Hagerstown, Maryland, to the tenant for $710,000 and received net sales proceeds of $700,977, resulting in a gain of $8,162 for financial reporting purposes. The Partnership intends to reinvest the remaining net sales proceeds in an additional Property. The Partnership anticipates that it will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of a Property, pending reinvestment in an additional Property, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposits, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1999, the Partnership had $1,757,137 invested in such short-term investments, as compared to $2,047,140 at December 31, 1998. The decrease in cash and cash equivalents during the six months ended June 30, 1999, is primarily attributable to the reinvestment of net sales proceeds in a Property in Montgomery, Alabama, in January 1999, as described above. The Partnership expects to use the funds remaining at June 30, 1999 to pay distributions and other liabilities and to invest in an additional Property.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the six months ended June 30, 1998, proceeds received from the sales of two Properties, the Partnership declared distributions to limited partners of $1,000,000 and $2,477,747 for the six months ended June 30, 1999 and 1998, respectively
($500,000 for each of the quarters ended June 30, 1999 and 1998). This represents distributions of $20.00 and $49.55 per unit for the six months ended June 30, 1999 and 1998, respectively ($10.00 per unit for each of the quarters ended June 30, 1999 and 1998). Distributions for the six months ended June 30, 1998 included $1,477,747 as a result of the distribution of net sales proceeds from the sale of the Properties in Fernandina Beach and Daytona Beach, Florida. No distributions were made to the general partners for the quarters and six months ended June 30, 1999 and 1998. No amounts distributed to the limited partners for the six months ended June 30, 1999 and 1998 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $767,772 at June 30, 1999 from $695,755 at December 31, 1998 primarily as a result of the Partnership accruing transaction costs relating to the proposed merger with CNL American Properties Fund, Inc. ("APF"), as described below. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 1998, the Partnership and its consolidated joint venture, Tuscawilla Joint Venture, owned and leased 26 wholly owned Properties (which included four Properties which were sold in 1998) and during the six months ended June 30, 1999, the Partnership and its consolidated joint venture owned and leased 23 wholly owned Properties (which included two Properties which were sold in 1999), to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1999 and 1998, the Partnership earned $834,744 and $807,010, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $407,898 and $352,019 of which was earned during the quarters ended June 30, 1999 and 1998, respectively. The increase in rental and earned income during the quarter and six months ended June 30, 1999 as compared to the quarter and six months ended June 30, 1998, is due to the fact that, during the quarter and six months ended June 30, 1998, the Partnership terminated its lease with the tenant of the Property in Canton Township, Michigan. Therefore, during the quarter and six months ended June 30, 1998, the Partnership wrote-off approximately $59,000 in accrued rental income relating to this Property, representing non-cash accounting adjustments since inception of the lease relating to the straight lining of future scheduled rent increases in accordance with generally accepted accounting principles. No such amounts were written off during the quarter and six months ended June 30, 1999.

         The increase in rental and earned income during the quarter and six months ended June 30, 1999, was partially offset by a decrease of approximately $26,100 and $69,700, respectively, as a result of the sale of several Properties during 1998 and 1999. This decrease was partially offset by an increase in rental and earned income of approximately $24,300 and $41,600, respectively during the quarter and six months ended June 30, 1999, due to the fact that during January 1999, the Partnership reinvested a portion of net sales proceeds in an additional Property, as described above in "Capital Resources." However, rental and earned income are expected to remain at reduced amounts as a result of distributing a portion of the net sales proceeds to limited partners during 1998 from two of the Properties sold during 1998.

         For the six months ended June 30, 1999 and 1998, the Partnership owned and leased three Properties indirectly through joint venture arrangements and three Properties as tenants-in-common with affiliates of the general partners. In connection therewith, during the six months ended June 30, 1999 and 1998, the Partnership earned income of $83,457 and $41,274, respectively, $41,998 and $18,523 of which was earned during the quarters ended June 30, 1999 and 1998, respectively. The increase in net income earned by joint ventures during the quarter and six months ended June 30, 1999, is due to the fact that in May 1998, the Partnership reinvested net sales proceeds from sales of Properties during 1998, in RTO Joint Venture, with an affiliate of the general partners.

         In addition, during the six months ended June 30, 1999 and 1998, the Partnership earned $54,332 and $80,671, respectively, in interest and other income, $37,862 and $39,489 of which was earned during the quarters ended June 30, 1999 and 1998, respectively. The decrease in interest and other income during the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, is primarily attributable to a decrease in interest income as a result of the fact that in July 1998, the Partnership collected the full balance of a mortgage note receivable related to the Property in Roswell, Georgia, that the Partnership had accepted in conjunction with the sale of a Property in a prior year.

         Operating expenses, including depreciation and amortization expense, were $308,688 and $279,352 for the six months ended June 30, 1999 and 1998, respectively, of which $157,899 and $146,800 were incurred for the quarters ended June 30, 1999 and 1998, respectively. The increase in operating expenses during the quarter and six months ended June 30, 1999, as compared to the quarter and six months ended June 30, 1998, was primarily due to the fact that the Partnership incurred approximately $51,200 and $82,100 in transaction costs during the quarter and six months ended June 30, 1999, respectively, relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described below. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         The increase in operating expenses for the quarter and six months ended June 30, 1999, was partially offset by a decrease in operating expenses due to the fact that, during 1998, the Partnership recognized real estate tax expense relating to the Po Folks Property in Hagerstown, Maryland, based on the fact that payment by the former tenant was doubtful. The Partnership sold this Property in June 1998. The increase in operating expenses also was offset by a decrease in operating expenses during the quarter and six months ended June 30, 1999, as a result of a decrease in depreciation expense due to the sale of several Properties during the six months ended June 30, 1999 and 1998.

         As a result of the sales of two Properties during the quarter and six months ended June 30, 1999, as described above in "Capital Resources," the Partnership recognized total gains of $293,512 for financial reporting purposes. In addition, as a result of the sales of one and four Properties during the quarter and six months ended June 30, 1998, the Partnership recognized total gains of $13,213 and $596,586, respectively.

Proposed Merger

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 1,041,451 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $20.00 per APF Share, the price paid by APF investors (after an adjustment for a one for two reverse stock split which occurred on June 3, 1999) in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $20,535,734 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the fourth quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF and CNL Fund Advisors, Inc. and certain of its affiliates, in connection with the proposed Merger. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

Year 2000 Readiness Disclosure

         The Year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. As of June 30, 1999 the Partnership did not have any information or non-information technology systems. The general partners and certain of the affiliates of the general partners provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the affiliates of the general partners consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates of the general partners are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates of the general partners have no internally generated programmed software coding to correct because substantially all of the software utilized by the general partners and affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases.

         In early 1998, the general partners and affiliates formed a Year 2000 team, for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problem. The Y2K Team consists of the general partners and members from certain of the affiliates of the general partners, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management. The Y2K Team's initial step in assessing the Partnership's Year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential Year 2000 problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the Partnership's systems could have a potential Year 2000 problem.

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

         The general partners and their affiliates have identified and have implemented upgrades for certain hardware equipment. In addition, the general partners and their affiliates have identified certain software applications which will require upgrades to become Year 2000 compliant. The general partners expect that all of these upgrades, as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership, to be completed by September 30, 1999, although, the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible Year 2000 issues. The general partners do not expect the aggregate cost of the Year 2000 remedial measures to be material to the results of operations of the Partnership.

         The general partners and their affiliates have received certification from the Partnership's transfer agent of its Year 2000 compliance. Due to the material relationship of the Partnership with its transfer agent, the Y2K Team is evaluating the Year 2000 compliance of the systems of the transfer agent and expects to have the evaluation completed by September 30, 1999. Despite the positive response from the transfer agent and the evaluation of the transfer agent's system by the Y2K Team, the general partners cannot be assured that the transfer agent has addressed all possible Year 2000 issues. In the event that the systems of the transfer agent are not Year 2000 compliant, the general partners and their affiliates will have to allocate resources to internally perform the functions of the transfer agent. The general partners do not anticipate that the additional cost of these resources would have a material impact on the Partnership.

         Based upon the progress the general partners and their affiliates have made in addressing the Year 2000 issues and their plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with Year 2000 compliance at this time. The general partners and their affiliates plan to address their significant Year 2000 issues prior to the Partnership being affected by them; therefore, we have not developed a comprehensive contingency plan. However, if the general partners and their affiliates identify significant risks related to their Year 2000 compliance, or if their progress deviates from the anticipated timeline, the general partners and their affiliates will develop contingency plans as deemed necessary at that time.


Item 3.           Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

                           PART II. OTHER INFORMATION



Item 1.       Legal Proceedings.

              On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen M. Hewitt Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

              On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

Item 2.       Changes in Securities.  Inapplicable.

Item 3.       Defaults upon Senior Securities.  Inapplicable.

Item 4.       Submission of Matters to a Vote of Security Holders. Inapplicable.

Item 5.       Other Information.  Inapplicable.

Item 6.       Exhibits and Reports on Form 8-K.

               (a)  Exhibits

                      2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999 and as amended on June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of Amendment No. 1 to the Registration Statement of APF on Form S-4, File No. 74329.)

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

                      27            Financial Data Schedule (Filed herewith.)

               (b)  Reports on Form 8-K

                      No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of August, 1999.


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