Form 10-K405/A
period 1998-12-31
CNL INCOME FUND III LTD
filed 1999-10-29
CIK 817845

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K/A
                                Amendment No. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended   December 31, 1998
                                           -------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ________ to


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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  Yes    X       No _____
                                               --------

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


                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None

     The Form 10-K of CNL Income Fund X, Ltd. for the year ended
December 31, 1998 is being amended to revise the disclosure under Item 1. Business, Item 2. Properties, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

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

     The Partnership was organized primarily to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $22,125,102, and were used to acquire 32 Properties, including interests in two Properties owned by joint ventures in which the Partnership is a co-venturer. During 1997, the Partnership sold its Properties in Chicago, Illinois; Bradenton, Florida; Kissimmee, Florida; Roswell, Georgia and Mason City Iowa. The Partnership reinvested a portion of these net sales proceeds in a Property in Fayetteville, North Carolina. In addition, the Partnership reinvested a portion of these net sales proceeds in three Properties, one each in Englewood, Colorado, Miami, Florida, and Overland Park, Kansas, as tenants-in-common, with affiliates of the General Partners during 1997 and 1998. During 1998, the Partnership sold its Properties in Daytona Beach, Fernandina Beach, and Punta Gorda, Florida; Hagerstown, Maryland, and Hazard Kentucky. The Partnership reinvested a portion of the net sales proceeds in a joint venture arrangement, RTO Joint Venture, with an affiliate of the General Partners to purchase, construct and hold one property. In January 1999, the Partnership reinvested a portion of the remaining net sales proceeds from the 1998 sales in a Property in Montgomery, Alabama. The Partnership intends to use the remaining net sales proceeds to invest in an additional Property, to pay liabilities of the Partnership, and to make a special distribution to the Limited Partners. As a result of the above transactions, as of December 31, 1998, the Partnership owned 27 Properties. This number excludes the Property purchased in January 1999. The 27 Properties include interests in three Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates as tenants-in-common. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

     The leases of the Properties provide for two or four five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at each Property's then fair market value, or pursuant to a formula based on the original cost of the Property, after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent firm. Additionally, certain leases provide the lessee an option to purchase up to a 49 percent interest in the Property, after a specified portion of the lease term has elapsed, at an option purchase price similar to that described above, multiplied by the percentage interest in the Property with respect to which the option is being exercised.

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

Major Tenants

     During 1998, one lessee of the Partnership and its consolidated joint venture, Golden Corral Corporation, contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from one Property owned by two unconsolidated joint ventures and three Properties owned with affiliates as tenants-in-common). As of December 31, 1998, Golden Corral Corporation was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, this lessee will continue to contribute more than ten percent of the Partnership's total rental income in 1999 and subsequent years. In addition, three Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Pizza Hut, and KFC, each accounted for more than ten percent of the Partnership's total rental income in 1998 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from two Properties owned by two unconsolidated joint ventures and three Properties owned with affiliates as tenants-in-common). In subsequent years, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of total rental income to which the partnership is entitled under the terms of the leases. Any failure of

Golden Corral Corporation or any of these Restaurant Chains could materially affect the Partnership's income. As of December 31, 1998, no single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

     The Partnership has entered into a joint venture arrangement, Tuscawilla Joint Venture, with three unaffiliated entities to purchase and hold one Property. In addition, the Partnership has entered into two separate joint venture arrangements: Titusville Joint Venture with CNL Income Fund IV, Ltd., an affiliate of the General Partners, to purchase and hold one Property; and RTO Joint Venture with CNL Income Fund V, Ltd., an affiliate of the General Partners, to purchase, construct and hold one Property. Construction was completed and rent commenced in December 1998. The affiliates are limited partnerships organized pursuant to the laws of the State of Florida.

     The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in accordance with their respective percentage interests in the joint venture. The Partnership has a 69.07%, a 73.4%, and a 46.88% interest in Tuscawilla Joint Venture, Titusville Joint Venture, and RTO Joint Venture, respectively. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture.

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

     The Partnership has management control of Tuscawilla Joint Venture and shares management control equally with affiliates of the General Partners for Titusville Joint Venture and RTO Joint Venture. The joint venture agreements restrict each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partners, either upon such terms and conditions as to which the ventures may agree or, in the event the ventures cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

     Net cash flow from operations of Tuscawilla Joint Venture, Titusville Joint Venture and RTO Joint Venture is distributed 69.07%, 73.4% and 46.88%, respectively, to the Partnership and the balance is distributed to each other joint venture partner in accordance with its respective percentage interest in the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

     In addition to the above joint venture arrangements, the Partnership has entered into an agreement to hold a Property in Englewood, Colorado, as tenants-in-common, with CNL Income Fund IX, Ltd., an affiliate of the General Partners; and entered into an agreement to hold a Property in Miami, Florida, as tenants-in-common, with CNL Income Fund VII, Ltd., CNL Income Fund X, Ltd., and CNL Income Fund XIII, Ltd., affiliates of the General Partners. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Properties in proportion to each co-tenant's percentage interest. The Partnership owns a 33 percent and 9.84% interest in the Property in Englewood, Colorado and the Property in Miami, Florida, respectively.

     In addition, in January 1998, the Partnership entered into an agreement to hold an IHOP Property, as tenants-in-common, with CNL Income Fund II, Ltd. and CNL Income Fund VI, Ltd., affiliates of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-tenant's percentage interest. The Partnership owns a 25.87% interest in this Property.

     Each of the affiliates is a limited Partnership organized pursuant to the laws of the State of Florida. The tenancy in common agreement restricts each co-tenant's ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering it for sale to the remaining co-tenant.

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


Item 2.  Properties

     As of December 31, 1998, the Partnership owned 27 Properties. Of the 27 Properties, 21 are owned by the Partnership in fee simple, three are owned through joint venture arrangements and three are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses. This schedule was filed with the Partnership's Form 10-K for the year ended December 31, 1998.

Description of Properties

     Land. The Partnership's Property sites range from approximately 11,800 to 74,600 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

     The following table lists the Properties owned by the Partnership as of December 31, 1998 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with the Partnership's Form 10-K for the year ended December 31, 1998.

          State                                                      Number of Properties
          -----                                                      --------------------
          Arizona                                                            2
          California                                                         1
          Colorado                                                           1
          Florida                                                            6
          Georgia                                                            1
          Illinois                                                           1
          Indiana                                                            1
          Kansas                                                             2
          Maryland                                                           1
          Michigan                                                           1
          Minnesota                                                          1
          Missouri                                                           1
          North Carolina                                                     1
          Nebraska                                                           1
          Oklahoma                                                           1
          Texas                                                              5
                                                                      ----------
          TOTAL PROPERTIES:                                                 27
                                                                      ==========

     Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,900 to 7,900 square feet. Generally, all buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1998, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 31.5 and 40 years for federal income tax purposes. As of December 31, 1998, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures (including the Properties owned through tenancy in common arrangements for federal income tax purposes was $14,523,276 and $8,123,842, respectively.

     The following table lists the Properties owned by the Partnership as of December 31, 1998 by Restaurant Chain.

          Restaurant Chain                                           Number of Properties
          ----------------                                           --------------------
          Burger King                                                         1
          Chevy's Fresh Mex                                                   1
          Darryl's                                                            1
          Denny's                                                             1
          Golden Corral                                                       6
          IHOP                                                                2
          KFC                                                                 4
          Perkins                                                             1
          Pizza Hut                                                           4
          Popeyes                                                             1
          Red Oak Steakhouse                                                  1
          Ruby Tuesday                                                        1
          Taco Bell                                                           2
          Other                                                               1
                                                                       ----------
          TOTAL PROPERTIES:                                                  27
                                                                       ==========

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

     At December 31, 1998, 1997, 1996, 1995, and 1994, the Properties were 96%,
93%, 94%, 97%, and 100% occupied, respectively. The following is a schedule of the average annual rent for each of the five years ended December 31:

                                                              For the Year Ended December 31:
                                   1998                1997                1996                1995                1994
                             ---------------     ---------------     ---------------     ---------------     ---------------
Rental Revenues (1)             $1,798,973          $2,116,623          $2,469,718          $2,368,914          $2,516,395
Properties (2)                          26                  28                  31                  31                  32
Average Rent per Unit           $   69,191          $   75,594          $   79,668          $   76,416          $   78,637

(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Properties owned through a tenancy in common arrangement. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

(2) Excludes Properties that were vacant at December 31, and that did not generate rental revenues during the year ended December 31.


     The following is a schedule of lease expirations for leases in place as of December 31, 1998 for each of the ten years beginning with 1999 and thereafter.

                                                                                                    Percentage of
                                                         Number             Annual Rental            Gross Annual
                  Expiration Year                      of Leases               Revenues             Rental Income
               ----------------------             ------------------     ------------------       ------------------
                        1999                               --                        --                       --
                        2000                               --                        --                       --
                        2001                               --                        --                       --
                        2002                                6                   432,016                    24.18%
                        2003                               --                        --                       --
                        2004                               --                        --                       --
                        2005                               --                        --                       --
                        2006                                1                    87,849                     4.92%
                        2007                                5                   227,608                    12.74%
                        2008                                6                   494,670                    27.69%
                        Thereafter                          8                   544,272                    30.47%
                                                      ----------         -----------------        -----------------
                        Totals (1)                         26                 1,786,415                   100.00%
                                                      ==========         =================        =================

(1)  Excludes one Property which was vacant at December 31, 1998.

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


                                    PART II


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership was organized on June 1, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food Restaurant Chains. The leases generally are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1998, the Partnership owned 27 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

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

     In January 1996, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $86,200 in connection with the operations of the Partnership. The loan was uncollateralized, bore interest at a rate of prime plus 0.25% per annum and was due on demand. As of December 31, 1996, the interest rate was 8.50%. The Partnership repaid the loan in full, along with approximately $660 in interest, to the corporate General Partner. In addition, during 1996 and 1997, the Partnership entered into various promissory notes with the corporate general partner for loans totalling $575,200 and $117,000, respectively, in connection with the operations of the Partnership. The loans were uncollateralized, non-interest bearing and due on demand. The Partnership had repaid the loans in full to the corporate general partner as of December 31, 1997.

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

     In March 1997, the Partnership sold its Property in Bradenton, Florida, to the tenant, for $1,332,154 and received net sales proceeds of $1,305,671, resulting in a gain of $361,368 for financial reporting purposes. This Property was originally acquired by the Partnership in June 1988 and had a cost of approximately $1,080,500, excluding acquisition fees and miscellaneous acquisition expense; therefore, the Partnership sold the Property for approximately $229,500 in excess of its original purchase price. In June 1997, the Partnership reinvested approximately $1,276,000 of the net sales proceeds received in a Property in Fayetteville, North Carolina and made the remaining proceeds available to pay liabilities of the Partnership, including distributions to Limited Partners. The transaction, or a portion thereof, relating to the sale of the Property in Bradenton, Florida, and the reinvestment of the proceeds in a Property in Fayetteville, North Carolina, qualified as a like-kind exchange transaction for federal income tax purposes. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

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

     In January 1998, the Partnership sold its Property in Fernandina Beach, Florida, to the tenant, for $730,000 and received net sales proceeds of $724,172 resulting in a gain of $242,129 for financial reporting purposes. In addition, in January 1998, the Partnership sold its Property in Daytona Beach, Florida, to the tenant, for $1,050,000 and received net sale proceeds of $1,006,501, resulting in a gain of $267,759 for financial reporting purposes. These properties were originally acquired by the Partnership in May 1988 and August 1988, respectively, and had a total cost of approximately $1,464,200, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Properties for approximately $266,500 in excess of their original purchase price. In connection with the sale of these Properties, the Partnership incurred deferred, subordinated, real estate disposition fees of $53,400. The Partnership distributed $1,477,747 of the net sales proceeds as a special distribution to the Limited Partners and made the remaining proceeds available to pay liabilities of the Partnership. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any, (at a level reasonably assumed by the General Partners), resulting from these sales.

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

     None of the Properties owned by the Partnership, or the joint ventures or tenancy in common arrangements in which the Partnership owns an interest, is or may be encumbered. Subject to certain restrictions on borrowings from the General Partners, however, the Partnership may borrow, in the discretion of the General Partners, for the purpose of maintaining the operations of the Partnership. The Partnership will not encumber any of the Properties in connection with any borrowings or advances. The Partnership also will not borrow under circumstances which would make the Limited Partners liable to creditors of the Partnership. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

     Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties, pending reinvestment in additional Properties, distribution to the Limited Partners or use for the payment of Partnership liabilities, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, CDs and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1998, the Partnership had $2,047,140 invested in such short-term investments as compared to $493,118 at December 31, 1997. The increase in cash and cash equivalents is primarily attributable to the fact that cash and cash equivalents at December 31, 1998, included the remaining net sales proceeds relating to the sale of several Properties pending reinvestment in additional Properties, and the note receivable as described above. As of December 31, 1998, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately two percent annually. The funds remaining at December 31, 1998, will be used for investment in an additional Property and for the payment of distributions and other liabilities.

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

     The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based primarily on current and anticipated cash from operations and, for 1998 and 1997, a portion of the sales proceeds received from the sale of Properties during 1998 and 1997, the Partnership declared distributions to the Limited Partners of $3,477,747 for the year ended December 31, 1998 and $2,376,000 for each of the years ended December 31, 1997 and 1996. This represents distributions of $69.55 per unit for the year ended December 31, 1998 and $47.52 per unit for each of the years ended December 31, 1997 and 1996. The distributions to the Limited Partners for 1997 and 1996 were also based on loans received from the General Partners of $117,000 and $575,000, respectively, all of which were subsequently repaid, as described above in "Capital Resources." Distributions for 1998 included $1,477,747 as a result of the distribution of net sales proceeds from the sale of the Properties in Fernandina Beach and Daytona Beach, Florida. This special distribution was effectively a return of a portion of the Limited Partners' investment, although, in accordance with the Partnership agreement, it was applied to the Limited Partner's unpaid cumulative 10% Preferred Return. The reduced number of Properties for which the Partnership receives rental payments, as well as ongoing operations, reduced the Partnership's revenues in 1998 and is expected to reduce the Partnership's revenues in subsequent years. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, resulted in a decrease in cash distributions to the Limited Partners during 1998. No amounts distributed to the Limited Partners for the years ended December 31, 1998, 1997, or 1996 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

     During the years ended December 31, 1998, 1997, and 1996, the Partnership and its consolidated joint venture, Tuscawilla Joint Venture, earned $1,554,852, $1,930,486, and $2,273,850, respectively, in rental income from operating leases and earned income from direct financing leases. The decrease in rental and earned income during 1998 and 1997, each as compared to the previous year, is partially attributable to a decrease of approximately $350,300 and $219,700, respectively, as a result of the sales of Properties during 1998 and 1997, as described above in "Capital Resources." During 1998 and 1997, the decrease in rental income was partially offset by an increase of approximately $69,100 and $86,200, respectively, due to the reinvestment of a portion of these net sales proceeds during 1997, in a rental Property in Fayetteville, North Carolina, as described above in "Capital Resources."

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

     Rental and earned income during 1998, 1997, and 1996, remained at reduced levels due to the fact that the Partnership did not receive any rental income relating to the Po Folks Property in Hagerstown, Maryland. In June 1998, the Partnership sold the Property to a third party, as described above in "Capital Resources." In January 1999, the Partnership reinvested the majority of the net sales proceeds in a Property in Montgomery, Alabama and intends to use the remaining net sales proceeds for other Partnership purposes.

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

     Operating expenses, including depreciation and amortization expense, were $520,871, $626,431, and $638,140 for the years ended December 31, 1998, 1997, and 1996, respectively. The decrease in operating expenses during 1998, as compared to 1997, and 1997, as compared to 1996, was partially attributable to a decrease in depreciation expense as a result of the sales of Properties in 1998 and 1997, as described above in "Capital Resources."

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

     As a result of the Properties sales during 1998 and 1997, and the sale of parcel of land in Plant City, Florida, as described above in "Capital Resources," the Partnership recognized gains on sale of land and buildings totalling $497,321 and $1,027,590 during the years ended December 31, 1998 and 1997, respectively. No Properties were sold during 1996. In addition, during the years ended December 31, 1998 and 1997, the Partnership recorded an allowance for loss on land and building and impairment in carrying value of net investment in direct financing lease of $25,821 and $32,819, respectively, relating to the Denny's and Po Folks Properties in Hagerstown, Maryland. The allowance represents the difference between the carrying value of the Properties at December 31, 1998 and 1997, and the net realizable value of the Properties based on the current estimated net realizable value of each Property at December 31, 1998 and 1997, respectively.

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

Proposed Merger

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. As consideration for the Merger, APF has agreed to issue 2,082,901 APF Shares. In order to assist the General Partners in evaluating the proposed merger consideration, the General Partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $20,535,734 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former Limited Partners. At a special meeting of the Limited Partners that is expected to be held in the fourth quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the Limited Partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The General Partners intend to recommend that the Limited

Partners of the Partnership approve the Merger. In connection with their recommendation, the General Partners will solicit the consent of the Limited Partners at the special meeting.

Year 2000 Readiness Disclosure

Overview of Year 2000 Problem

     The year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to the failure of entire systems.

Information and Non-Information Technology Systems

     The Partnership does not have any information or non-information technology systems. The General Partners and their affiliates provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the General Partners' affiliates consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates have no internally generated programmed software coding to correct, because substantially all of the software utilized by the affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's restaurant properties is the responsibility of the tenants of such properties in accordance with the terms of the Partnership's leases.

The Y2K Team

     In early 1998, the General Partners and their affiliates formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the year 2000 problem. The Y2K Team consists of the General Partners and members from their affiliates, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management.

Assessing Year 2000 Readiness

     The Y2K Team's initial step in assessing year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential year 2000 problems. The Y2K Team has conducted inspections, interviews and tests to identify which of the systems used by the Partnership could have a potential year 2000 problem.

     The information system of the General Partners' affiliates is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team has contacted and is evaluating documentation from the respective vendors and manufacturers to verify the year 2000 compliance of their products. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the affiliates.

     In addition, the Y2K Team has requested and is evaluating documentation from other companies with which the Partnership has material third party relationships. Such third parties, in addition to the providers of information and non-information technology systems, consist of the Partnership's transfer agent and financial institutions. The Partnership depends on its transfer agent to maintain and track investor information and its financial institutions for availability of cash.

     As of September 15, 1999, the Y2K Team had received responses from approximately 60% of the third parties. All of the responses were in writing. Of the third parties responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. Although the Y2K Team continues to receive positive responses from the companies with which the Partnership has third party relationships regarding their year 2000 compliance, the General Partners cannot be assured that the third parties have adequately considered the impact of the year 2000.

     In addition, the Y2K Team has requested documentation from the Partnership's tenants. The Y2K Team is in the process of evaluating the responses and expects to complete this process by October 31, 1999. The Partnership has also instituted a policy of requiring any new tenants to indicate that their systems are year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000.

Achieving Year 2000 Compliance

     The Y2K Team has identified and completed upgrades of the hardware equipment that was not year 2000 compliant. In addition, the Y2K Team has identified and completed upgrades of the software applications that were not year 2000 compliant, although the General Partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible year 2000 issues.

     The cost for these upgrades and other remedial measures is the responsibility of the General Partners and their affiliates. The General Partners do not expect that the Partnership will incur any costs in connection with year 2000 remedial measures.

Assessing the Risks to the Partnership of Non-Compliance and Developing Contingency Plans

Risk of Failure of Information and Non-Information Technology Systems Used by the Partnership

     The General Partners believe that the reasonably likely worst case scenario with regard to the information and non-information technology systems used by the Partnership is the failure of one or more of these systems as a result of year 2000 problems. Because the Partnership's major source of income is rental payments under long-term triple-net leases, any failure of information or non-information technology systems used by the Partnership is not expected to have a material impact on the results of operations of the Partnership. Even if such systems failed, the payment of rent under the Partnership's leases would not be affected. In addition, the Y2K Team is expected to correct any Y2K problems within the control of the General Partners and their affiliates before the year 2000.

     The Y2K Team has determined that a contingency plan to address this risk is not necessary at this time. However, if the Y2K Team identifies additional risks associated with the year 2000 compliance of the information or non-information technology systems used by the Partnership, the Y2K Team will develop a contingency plan if deemed necessary at that time.

Risk of Inability of Transfer Agent to Accurately Maintain Partnership Records

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's transfer agent is that the transfer agent will fail to achieve year 2000 compliance of its systems and will not be able to accurately maintain the records of the Partnership. This could result in the inability of the Partnership to accurately identify its Limited Partners for purposes of distributions, delivery of disclosure materials and transfer of units. The Y2K Team has received certification from the Partnership's transfer agent of its year 2000 compliance. Despite the positive response from the transfer agent, the General Partners cannot be assured that the transfer agent has addressed all possible year 2000 issues.

     The Y2K Team has developed a contingency plan pursuant to which the General Partners and their affiliates would maintain the records of the Partnership manually, in the event that the systems of the transfer agent are not year 2000 compliant. The General Partners and their affiliates would have to allocate resources to internally perform the functions of the transfer agent. The General Partners do not anticipate that the additional cost of these resources would have a material impact on the results of operations of the Partnership.

Risk of Loss of Short-Term Liquidity from Failure of Financial Institutions to Achieve Year 2000 Compliance

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's financial institutions is that some or all of its funds on deposit with such financial institutions may be temporarily unavailable. The Y2K Team has received responses from 93% of the Partnership's financial institutions indicating that their systems are currently year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000. Despite the positive responses from the financial institutions, the General Partners cannot be assured that the financial institutions have addressed all possible year 2000 issues. The loss of short-term liquidity could affect the Partnership's ability to pay its expenses on a current basis. The General Partners do not anticipate that a loss of short-term liquidity would have a material impact on the results of operations of the Partnership.

     Based upon the responses received from the Partnership's financial institutions and the inability of the Y2K Team to identify a suitable alternative for the deposit of funds that is not subject to potential year 2000 problems, the Y2K Team has determined not to develop a contingency plan to address this risk.

Risks of Late Payment or Non-Payment of Rent by Tenants

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's tenants is that some of the tenants may make rental payments late as the result of the failure of the tenants to achieve year 2000 compliance of their systems used in the payment of rent, the failure of the tenant's financial institutions to achieve year 2000 compliance, or the temporary disruption of the tenants' businesses. The Y2K Team is in the process of requesting responses from the Partnership's tenants indicating the extent to which their systems are currently year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000. The General Partners cannot be assured that the tenants have addressed all possible year 2000 issues. The late payment of rent by one or more tenants would affect the results of operations of the Partnership in the short-term.

     The General Partners are also aware of predictions that the year 2000 problem, if uncorrected, may result in a global economic crisis. The General Partners are not able to determine if such predictions are true. A widespread disruption of the economy could affect the ability of the Partnership's tenants to pay rent and, accordingly, could have a material impact on the results of operations of the Partnership.

     Because payment of rent is under the control of the Partnership's tenants, the Y2K Team is not able to develop a contingency plan to address these risks. In the event of late payment or non-payment of rent, the General Partners will assess the remedies available to the Partnership under its lease agreements.

Item 8.  Financial Statements and Supplementary Data

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                                   CONTENTS
                                   --------


                                                                    Page
                                                                    ----
Report of Independent Accountants                                    19

Financial Statements:

  Balance Sheets                                                     20

  Statements of Income                                               21

  Statements of Partners' Capital                                    22

  Statements of Cash Flows                                           23

  Notes to Financial Statements                                      25

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



/s/ PricewaterhouseCoopers LLP

Orlando, Florida
January 14, 1999, except for Note 13 for which the date is March 11, 1999

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                                --------------

                                                                        December 31,
                                                                1998                    1997
                                                           ----------------       -----------------

                    ASSETS
                    ------

Land and buildings on operating leases, less
 accumulated depreciation and allowance for
 loss on land and building                                      $11,418,836             $14,635,583
Net investment in direct financing leases, less
 allowance for impairment in carrying value                         887,071                 926,862
Investment in joint ventures                                      2,157,147               1,179,762
Mortgage note receivable                                                 --                 681,687
Cash and cash equivalents                                         2,047,140                 493,118
Restricted cash                                                          --                 251,879
Receivables, less allowance for doubtful
 accounts of $153,598 and $154,469                                   89,519                 102,420
Prepaid expenses                                                      6,751                  14,361
Lease costs, less accumulated amortization
 of $12,000 and $2,762                                                   --                   9,238
Accrued rental income, less allowance for
 doubtful accounts of $41,380 and $15,384                            65,914                 154,738
Other assets                                                         29,354                  29,354
                                                         ------------------       -----------------

                                                                $16,701,732             $18,479,002
                                                         ==================       =================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Accounts payable                                                $     2,072             $     5,219
Accrued and escrowed real estate taxes payable                       15,217                  11,897
Distributions payable                                               500,000                 594,000
Due to related parties                                              152,887                  97,388
Rents paid in advance and deposits                                   25,579                  20,745
                                                         ------------------       -----------------
    Total Liabilities                                               695,755                 729,249

Minority interest                                                   135,705                 138,617

Partners' capital                                                15,870,272              17,611,136
                                                         ------------------       -----------------

                                                                $16,701,732             $18,479,002
                                                         ==================       =================

                See accompanying notes to financial statements.

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                             STATEMENTS OF INCOME
                             --------------------

                                                                                      Year Ended December 31,
                                                                       1998                     1997                      1996
                                                                --------------           --------------            --------------
Revenues:
 Rental income from operating leases                                $1,523,980               $1,859,911                $2,184,460
 Adjustments to accrued rental income                                 (103,830)                      --                        --
 Earned income from direct financing leases                            134,702                   70,575                    89,390
 Contingent rental income                                               98,915                  157,648                   157,993
 Interest and other income                                             127,064                  100,816                    26,496
                                                              ----------------         ----------------          ----------------
                                                                     1,780,831                2,188,950                 2,458,339
                                                              ----------------         ----------------          ----------------
Expenses:
 General operating and administrative                                  137,245                  140,886                   147,840
 Professional services                                                  36,591                   27,314                    50,064
 Bad debt expense                                                           --                   32,360                       924
 Real estate taxes                                                      11,966                   47,165                     1,973
 State and other taxes                                                  12,249                    9,924                    11,973
 Depreciation and amortization                                         308,593                  368,782                   425,366
 Transaction costs                                                      14,227                       --                        --
                                                              ----------------         ----------------          ----------------
                                                                       520,871                  626,431                   638,140
                                                              ----------------         ----------------          ----------------

Income Before Minority Interest in Income of
 Consolidated Joint Venture, Equity in Earnings (Loss)
 of Unconsolidated Joint Ventures, Gain on Sale of
 Land and Buildings and Provision for Loss on Land
 and Building and Impairment in Carrying Value of
 Net Investment in Direct Financing Lease                            1,259,960                1,562,519                 1,820,199

Minority Interest in Income of Consolidated Joint Venture              (17,285)                 (17,285)                  (17,282)

Equity in Earnings (Loss) of Unconsolidated Joint Ventures              22,708                 (148,170)                   11,740

Gain on Sale of Land and Buildings                                     497,321                1,027,590                        --

Provision for Loss on Land and Building and Impairment in
 Carrying Value of Net Investment in Direct Financing
 Lease                                                                 (25,821)                 (32,819)                       --
                                                              ----------------         ----------------          ----------------

Net Income                                                          $1,736,883               $2,391,835                $1,814,657
                                                              ================         ================          ================

Allocation of Net Income:
 General partners                                                   $   15,027               $   18,306                $   18,147
 Limited partners                                                    1,721,856                2,373,529                 1,796,510
                                                              ----------------         ----------------          ----------------

                                                                    $1,736,883               $2,391,835                $1,814,657
                                                              ================         ================          ================

Net Income Per Limited Partner Unit                                 $    34.44               $    47.47                $    35.93
                                                              ================         ================          ================

Weighted Average Number of Limited Partner Units
 Outstanding                                                            50,000                   50,000                    50,000
                                                              ================         ================          ================

                See accompanying notes to financial statements.

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                        -------------------------------
                 Years Ended December 31, 1998, 1997, and 1996


                                  General Partners                                Limited Partners
                             ----------------------------  -----------------------------------------------------------
                                             Accumulated                                   Accumulated    Syndication
                             Contributions    Earnings     Contributions   Distributions     Earnings         Costs       Total
                             -------------  -------------  -------------  ---------------  -----------   ------------- -----------
Balance, December 31, 1995     $161,500       $141,658      $25,000,000    $(18,397,640)   $14,116,024   $(2,864,898)  $18,156,644

 Distributions to limited
   partners ($47.52 per
   limited partner unit)             --             --               --      (2,376,000)            --            --    (2,376,000)
 Net income                          --         18,147               --              --      1,796,510            --     1,814,657
                             ----------      ---------     ------------    ------------    -----------    ----------   -----------

Balance, December 31, 1996      161,500        159,805       25,000,000     (20,773,640)    15,912,534    (2,864,898)   17,595,301

 Distributions to limited
   partners ($47.52 per
   limited partner unit)             --             --               --      (2,376,000)            --            --    (2,376,000)
 Net income                          --         18,306               --              --      2,373,529            --     2,391,835
                             ----------      ---------     ------------    ------------    -----------    ----------   -----------

Balance, December 31, 1997      161,500        178,111       25,000,000     (23,149,640)    18,286,063     (2,864,898)   7,611,136

 Distributions to limited
   partners ($69.55 per
   limited partner unit)             --             --               --      (3,477,747)            --             --   (3,477,747)
 Net income                          --         15,027               --              --      1,721,856             --    1,736,883
                             ----------      ---------     ------------    ------------    -----------    -----------  -----------

Balance, December 31, 1998     $161,500       $193,138      $25,000,000    $(26,627,387)   $20,007,919    $(2,864,898) $15,870,272
                             ==========      =========     ============    ============    ===========    ============ ===========

                See accompanying notes to financial statements.

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------


                                                                       Year Ended December 31,
                                                           1998                 1997                1996
                                                      ---------------      ---------------     ---------------
Increase (Decrease) in Cash and Cash
 Equivalents:

   Cash Flows From Operating Activities:
    Cash received from tenants                            $ 1,768,910          $ 2,268,568         $ 2,226,794
    Distributions from unconsolidated joint
     ventures                                                 142,001               19,647              31,670
    Cash paid for expenses                                   (202,117)            (325,067)           (175,148)
    Interest received                                         112,502               58,541               8,438
                                                      ---------------      ---------------     ---------------
     Net cash provided by operating
       activities                                           1,821,296            2,021,689           2,091,754
                                                      ---------------      ---------------     ---------------

   Cash Flows From Investing Activities:
    Proceeds from sale of land and buildings                3,647,241            3,023,357                  --
    Deposit received on sale of land parcel                        --                   --              51,400
    Additions to land and buildings                          (150,000)          (1,272,960)                 --
    Investment in joint ventures                           (1,096,678)            (703,667)                 --
    Collections on mortgage note receivable                   678,730                6,270                  --
    Decrease (increase) in restricted cash                    245,377             (245,377)                 --
    Decrease (increase) in other assets                            --                2,135              (2,135)
                                                      ---------------      ---------------     ---------------
     Net cash provided by investing activities              3,324,670              809,758              49,265
                                                      ---------------      ---------------     ---------------

   Cash Flows From Financing Activities:
    Proceeds from loans from corporate
     general partner                                               --              117,000             661,400
    Repayment of loans from corporate
     general partner                                               --             (117,000)           (661,400)
    Distributions to holder of minority interest              (20,197)             (20,080)            (20,082)
    Distributions to limited partners                      (3,571,747)          (2,376,000)         (2,376,000)
                                                      ---------------      ---------------     ---------------
     Net cash used in financing activities                 (3,591,944)          (2,396,080)         (2,396,082)
                                                      ---------------      ---------------     ---------------

Net Increase (Decrease) in Cash and Cash
 Equivalents                                                1,554,022              435,367            (255,063)

Cash and Cash Equivalents at Beginning of Year                493,118               57,751             312,814
                                                      ---------------      ---------------     ---------------

Cash and Cash Equivalents at End of Year                  $ 2,047,140          $   493,118         $    57,751
                                                      ===============      ===============     ===============


                See accompanying notes to financial statements.

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED
                     ------------------------------------


                                                                                         Year Ended December 31,
                                                                           1998                  1997                  1996
                                                                       -----------           -----------            ----------
Reconciliation of Net Income to Net Cash Provided by
 Operating Activities:

   Net income                                                           $1,736,883           $ 2,391,835            $1,814,657
                                                                       -----------           -----------            ----------
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Bad debt expense                                                           --                32,360                   924
     Depreciation                                                          299,355               368,182               424,766
     Amortization                                                            9,238                   600                   600
     Minority interest in income of consolidated
       joint venture                                                        17,285                17,285                17,282
     Equity in earnings of unconsolidated joint
       ventures, net of distributions                                      119,293               167,817                19,930
     Gain on sale of land and buildings                                   (497,321)           (1,027,590)                   --
     Provision for loss on land and building and
       impairment in carrying value of net
       investment in direct financing lease                                 25,821                32,819                    --
     Decrease (increase) in receivables                                     (7,936)              182,433              (216,117)
     Decrease in net investment in direct
       financing leases                                                     13,970                12,056                 7,331
     Decrease (increase) in prepaid expenses                                 7,610                (7,463)               (1,297)
     Decrease (increase) in accrued rental income                           88,824               (40,000)              (32,667)
     Increase (decrease) in accounts payable and
       accrued expenses                                                        173               (71,844)               (4,732)
     Increase (decrease) in due to related parties                           2,099               (20,621)               48,944
     Increase (decrease) in rents paid in advance
       and deposits                                                          6,002               (16,180)               12,133
                                                                       -----------           -----------            ----------
        Total adjustments                                                   84,413              (370,146)              277,097
                                                                       -----------           -----------            ----------

Net Cash Provided by Operating Activities                               $1,821,296           $ 2,021,689            $2,091,754
                                                                       ===========           ===========            ==========

Supplemental Schedule on Non-Cash Investing and
 Financing Activities

   Mortgage note accepted as consideration in
    sale of land and building                                           $       --           $   685,000            $       --
                                                                       ===========           ===========            ==========

   Deferred real estate disposition fee incurred and
    unpaid at end of year                                               $   53,400           $    15,150            $       --
                                                                       ===========           ===========            ==========

   Distributions declared and unpaid at end of year                     $  500,000           $   594,000            $  594,000
                                                                       ===========           ===========            ==========

                See accompanying notes to financial statements.

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1998, 1997, and 1996


1.   Significant Accounting Policies:
     --------------------------------

     Organization and Nature of Business - CNL Income Fund III, Ltd. (the
     -----------------------------------
     "Partnership") is a Florida limited partnership that was organized for the purpose of acquiring both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains.

     The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50 percent shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

     Real Estate and Lease Accounting - The Partnership records the acquisition
     --------------------------------
     of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

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

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


1.   Significant Accounting Policies - Continued:
     --------------------------------------------

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

     Investment in Joint Ventures - The Partnership accounts for its 69.07%
     ----------------------------
     interest in Tuscawilla Joint Venture using the consolidation method. Minority interest represents the minority joint venture partners' proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

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

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


1.   Significant Accounting Policies - Continued:
     --------------------------------------------

     Cash and Cash Equivalents - The Partnership considers all highly liquid
     -------------------------
     investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

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

     Lease Costs - Brokerage fees associated with negotiating a new lease are
     -----------
     amortized over the term of the new lease using the straight-line method. Lease costs are written off during the period in which a lease is terminated.

     Income Taxes - Under Section 701 of the Internal Revenue Code, all income,
     ------------
     expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

     Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

     Use of Estimates - The general partners of the Partnership have made a
     ----------------
     number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. The more significant areas requiring the use of management estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

     Reclassification - Certain items in the prior year's financial statements
     ----------------
     have been reclassified to conform to 1998 presentation. These reclassifications had no effect on partners' capital or net income.

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


2.   Leases:
     -------

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

3.   Land and Buildings on Operating Leases:
     ---------------------------------------

     Land and buildings on operating leases consisted of the following at December 31:

                                                            1998                   1997
                                                    ------------------     -----------------
          Land                                             $ 5,926,601           $ 7,325,960
          Buildings                                          8,231,130            10,891,910
                                                    ------------------     -----------------
                                                            14,157,731            18,217,870

          Less accumulated depreciation                     (2,738,895)           (3,341,624)
                                                    ------------------     -----------------
                                                            11,418,836            14,876,246
          Less allowance for loss on
           land and building                                        --              (240,663)
                                                    ------------------     -----------------

                                                           $11,418,836           $14,635,583
                                                    ==================     =================

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

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


3.   Land and Buildings on Operating Leases - Continued:
     ---------------------------------------------------

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

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


3.   Land and Buildings on Operating Leases - Continued:
     ---------------------------------------------------

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

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


3.   Land and Buildings on Operating Leases - Continued:
     ---------------------------------------------------

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

     The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1998:

          1999                                           $ 1,478,029
          2000                                             1,478,029
          2001                                             1,482,555
          2002                                             1,459,600
          2003                                             1,186,149
          Thereafter                                       6,731,050
                                                --------------------

                                                         $13,815,412
                                                ====================

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

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


4.   Net Investment in Direct Financing Leases:
     ------------------------------------------

     The following lists the components of net investment in direct financing leases at December 31:

                                                                 1998                  1997
                                                          ----------------      ----------------
          Minimum lease payments receivable                    $ 2,042,847           $ 2,191,519
          Estimated residual value                                 239,432               239,432
          Less unearned income                                  (1,369,387)           (1,504,089)
                                                          ----------------      ----------------
                                                                   912,892               926,862
          Less allowance for impairment in
           carrying value of investment in
           direct financing lease                                  (25,821)                   --
                                                          ----------------      ----------------

          Net investment in direct financing leases            $   887,071           $   926,862
                                                          ================      ================

     The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1998:

          1999                                                  $  148,672
           200                                                     148,672
          2001                                                     148,672
          2002                                                     148,672
          2003                                                     148,672
          Thereafter                                             1,299,487
                                                         -----------------

                                                                $2,042,847
                                                         =================

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

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


5.   Investment in Joint Ventures:
     -----------------------------

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

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


5.   Investment in Joint Ventures - Continued:
     -----------------------------------------

     Titusville Joint Venture, RTO Joint Venture, and the Partnership and affiliates, as tenants-in-common in three separate tenancy-in-common arrangements, each own and lease one property to operators of national fast-food or family-style restaurants. The following presents the joint venture's condensed financial information at December 31:

                                                               1998                  1997
                                                        ----------------      ----------------
            Land and buildings on operating
             leases, less accumulated
             depreciation and allowance
             for loss on land and building                    $3,598,641            $3,152,962
            Net investment in direct
             financing leases                                  3,418,537             1,003,680
            Cash                                                  19,254                16,481
            Receivables                                            1,241                    --
            Accrued rental income                                 66,668                11,621
            Other assets                                           2,679                 1,480
            Liabilities                                           59,453                18,722
            Partners' capital                                  7,047,567             4,167,502
            Revenues                                             604,672                82,837
            Provision for loss on land and
             building                                            125,251               147,100
            Net income (loss)                                    404,446              (157,912)

     The Partnership recognized income of $22,708 and $11,740 for the years ended December 31, 1998 and 1996, respectively, and recognized a loss totaling $148,170, for the year ended December 31, 1997, relating to investment in joint ventures.

6.   Mortgage Note Receivable:
     -------------------------

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

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


6.   Mortgage Note Receivable - Continued:
     -------------------------------------

     The mortgage note receivable consisted of the following at December 31:

                                                           1998                1997
                                                    -----------------    ---------------
Principal balance                                      $           --       $    678,730
Accrued interest receivable                                        --              2,957
                                                    -----------------    ---------------

                                                       $           --       $    681,687
                                                    =================    ===============

7.   Receivables:
     ------------

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

8.   Restricted Cash:
     ----------------

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

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


9.   Allocations and Distributions:
     ------------------------------

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

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


10.  Income Taxes:
     -------------

     The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                             1998                 1997               1996
                                                                        --------------      ---------------     --------------
Net income for financial reporting purposes                                $1,736,883           $2,391,835         $1,814,657

Depreciation for tax reporting purposes in
 excess of depreciation for financial
 reporting purposes                                                           (17,075)             (21,782)            (9,754)

Allowance for loss on land and building and
 impairment in carrying value of net
 investment in direct financing lease                                          25,821               32,819                 --

Direct financing leases recorded as operating
 leases for tax reporting purposes                                             13,970               12,056              7,330

Gain on sale of land for tax reporting purposes                                    --                   --             20,724

Gain on sale of land and buildings for
 financial reporting purposes in excess of
 gain on sale for tax reporting purposes                                     (115,137)            (689,281)                --

Equity in earnings of joint ventures for tax
 reporting purposes in excess of (less than)
 equity in earnings of joint ventures for
 financial reporting purposes                                                  59,725              140,707             (1,329)

Allowance for doubtful accounts                                                  (871)              84,326           (283,135)

Accrued rental income                                                          88,824              (40,000)           (32,667)

Capitalization of transaction costs for tax
 reporting purposes                                                            14,227                   --                 --

Rents paid in advance                                                           6,002              (16,680)            12,133

Minority interest in timing differences of
 consolidated joint venture                                                       (35)                (133)              (162)
                                                                         ------------         ------------        -----------

Net income for federal income tax purposes                                 $1,812,334           $1,893,867         $1,527,797
                                                                         ============         ============        ===========

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


11.  Related Party Transactions:
     ---------------------------

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

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


11.  Related Party Transactions - Continued:
     ---------------------------------------

     During the years ended December 31, 1998, 1997, and 1996, the Affiliates provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $89,756, $87,056, and $85,906 for the years ended December 31, 1998, 1997, and 1996, respectively, for such services.

     The due to related parties consisted of the following at December 31:

                                                                1998                  1997
                                                             ----------            ----------
               Due to Affiliates:
                Expenditures incurred on
                  behalf of the Partnership                    $ 41,888               $38,492
                Accounting and administrative
                  services                                       42,449                43,746
                Deferred, subordinated real
                  estate disposition fee                         68,550                15,150
                                                             ----------            ----------

                                                               $152,887               $97,388
                                                             ==========            ==========

12.  Concentration of Credit Risk:
     ----------------------------

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

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


12.  Concentration of Credit Risk - Continued:
     ----------------------------------------

     In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates) for each of the years ended December 31:

                                                    1998              1997               1996
                                               -------------     -------------      -------------
          Golden Corral Family
           Steakhouse Restaurants                 $454,380          $474,553           $490,196
          KFC                                      277,508           261,415            254,646
          Pizza Hut                                211,507           255,055            292,795
          Taco Bell                                    N/A           250,140            254,395
          Perkins                                      N/A               N/A            276,114
          Denny's                                      N/A           229,537            355,123

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

13.  Subsequent Event:
     ----------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 2,082,901 shares of its common stock, par value $0.01 per shares (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates,

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


13.  Subsequent Event:
     ----------------

     a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $20,535,734 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of October, 1999.

                                             CNL INCOME FUND III, LTD.

                                             By: CNL REALTY CORPORATION
                                                 General Partner

                                                 /s/ Robert A. Bourne
                                                 ---------------------------
                                                 ROBERT A. BOURNE, President


                                             By: ROBERT A. BOURNE
                                                 General Partner

                                                 /s/ Robert A. Bourne
                                                 --------------------
                                                 ROBERT A. BOURNE


                                             By: JAMES M. SENEFF, JR.
                                                 General Partner

                                                 /s/ James M. Seneff, Jr.
                                                 ------------------------
                                                 JAMES M. SENEFF, JR.

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

           Signature                                   Title                                           Date
           ---------                                   -----                                           ----
 /s/ Robert A. Bourne                     President, Treasurer and Director                       October 28, 1999
-------------------------------           (Principal Financial and Accounting
Robert A. Bourne                          Officer)


/s/ James M. Seneff, Jr.                  Chief Executive Officer and Director                    October 28, 1999
-------------------------------           (Principal Executive Officer)
James M. Seneff, Jr.