Form 10-Q
period 1999-09-30
CNL INCOME FUND III LTD
filed 1999-11-12
CIK 817845

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

     (X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended             September 30, 1999
                                -------------------------------------

                                       OR

     ( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from             to
                              -------------  ------------


                             Commission file number
                                     0-16850
                                 --------------


                           CNL Income Fund III, Ltd.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Florida                         59-2809460
----------------------------------------   --------------------
    (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)         Identification No.)



        450 South Orange Avenue
           Orlando, Florida                        32801
----------------------------------------   --------------------
(Address of principal executive offices)         (Zip Code)



Registrant's telephone number
(including area code)                         (407) 540-2000
                                           --------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----

                                    CONTENTS

                                                                          Page
                                                                          ----
Part I.

     Item 1. Financial Statements:

                   Condensed Balance Sheets                                 1

                   Condensed Statements of Income                           2

                   Condensed Statements of Partners' Capital                3

                   Condensed  Statements of Cash Flows                      4

                   Notes to Condensed Financial Statements                  5-8

     Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      9-17

     Item 3. Quantitative and Qualitative Disclosures About
                   Market Risk                                              17

Part II.

     Other Information                                                     18-20

                            CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                September 30,       December 31,
                                                    1999                1998
                                                -------------       ------------
                 ASSETS
                 ------
Land and buildings on operating leases,
 less accumulated depreciation of
 $2,701,262 and $2,738,895 in 1999 and
 1998, respectively                              $10,408,783         $11,418,836
Net investment in direct financing
 leases, less allowance for impairment
 in carrying value of $25,821 in 1998              1,124,990             887,071
Investment in joint ventures                       2,146,113           2,157,147
Cash and cash equivalents                          1,556,810           2,047,140
Restricted cash                                    1,109,663                  --
Receivables, less allowance for doubtful
 accounts of $7,478 and $153,598 in 1999
 and 1998, respectively                               17,049              89,519
Prepaid expenses                                       6,963               6,751
Accrued rental income, less allowance
 for doubtful accounts of $41,380 in 1998             96,623              65,914
Other assets                                          29,354              29,354
                                               -------------        ------------

                                                 $16,496,348         $16,701,732
                                               =============        ============


    LIABILITIES AND PARTNERS' CAPITAL
    ---------------------------------

Accounts payable                                 $    97,767         $     2,072
Escrowed real estate taxes payable                     5,352              15,217
Distributions payable                                500,000             500,000
Due to related parties                                75,342             152,887
Rents paid in advance                                 10,488              25,579
                                               -------------        ------------
     Total liabilities                               688,949             695,755

Commitments and Contingencies (Note 6)

Minority interests                                   133,607             135,705

Partners' capital                                 15,673,792          15,870,272
                                               -------------        ------------

                                                 $16,496,348         $16,701,732
                                               =============        ============


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)
                        CONDENSED STATEMENTS OF INCOME

                                                                              Quarter Ended                Nine Months Ended
                                                                              September 30,                  September 30,
                                                                          1999           1998             1999            1998
                                                                    -------------   --------------   -------------   -------------
Revenues:
     Rental income from operating leases                                 $360,398         $351,021      $1,070,165      $1,175,634
     Adjustments to accrued rental income                                      --          (29,474)             --         (80,800)
     Earned income from direct financing leases                            31,957           33,613         186,352         101,222
     Interest and other income                                             28,324           22,875          82,656         103,546
                                                                    -------------   --------------   -------------   -------------
                                                                          420,679          378,035       1,339,173       1,299,602
                                                                    -------------   --------------   -------------   -------------

Expenses:
     General operating and administrative                                  26,970           32,218          91,002         102,940
     Professional services                                                  3,865            6,650          18,027          31,706
     Real estate taxes                                                         --            1,886              --           9,421
     State and other taxes                                                     --              530          13,541          12,250
     Depreciation and amortization                                         63,701           72,026         198,541         236,345
     Transaction costs                                                     37,879               --         119,992              --
                                                                    -------------   --------------   -------------   -------------
                                                                          132,415          113,310         441,103         392,662
                                                                    -------------   --------------   -------------   -------------

Income Before Minority Interest in Income of
     Consolidated Joint Venture, Equity in Earnings
     (Losses) of Unconsolidated Joint Ventures,
     Gain on Sale of Land and Buildings and
     Provision for Loss on Land and Buildings                             288,264          264,725         898,070         906,940

Minority Interest in Income of Consolidated
     Joint Venture                                                         (4,357)          (4,352)        (12,934)        (12,933)

Equity in Earnings (Losses) of Unconsolidated
     Joint Ventures                                                        41,415          (75,617)        124,872         (34,343)

Gain on Sale of Land and Buildings                                             --               --         293,512         596,586

Provision for Loss on Land and Buildings                                       --          (99,865)             --         (99,865)
                                                                    -------------   --------------   -------------   -------------

Net Income                                                               $325,322         $ 84,891      $1,303,520      $1,356,385
                                                                    =============   ==============   =============   =============

Allocation of Net Income:
     General partners                                                    $  3,253         $    (11)     $   12,462      $   11,479
     Limited partners                                                     322,069           84,902       1,291,058       1,344,906
                                                                    -------------   --------------   -------------   -------------

                                                                         $325,322         $ 84,891      $1,303,520      $1,356,385
                                                                    =============   ==============   =============   =============

Net Income Per Limited Partner Unit                                      $   6.44         $   1.70      $    25.82      $    26.90
                                                                    =============   ==============   =============   =============

Weighted Average Number of Limited Partner
     Units Outstanding                                                     50,000           50,000          50,000          50,000
                                                                    =============   ==============   =============   =============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL



                                             Nine Months Ended   Year Ended
                                               September 30,    December 31,
                                                    1999            1998
                                             -----------------  ------------
General partners:
  Beginning balance                               $   354,638   $    339,611
  Net income                                           12,462         15,027
                                                 ------------   ------------
                                                      367,100        354,638
                                                 ------------   ------------

Limited partners:
  Beginning balance                                15,515,634     17,271,525
  Net income                                        1,291,058      1,721,856
  Distributions ($30.00 and $69.55 per
    limited partner unit, respectively)            (1,500,000)    (3,477,747)
                                                 ------------   ------------
                                                   15,306,692     15,515,634
                                                 ------------   ------------

Total partners' capital                           $15,673,792   $ 15,870,272
                                                 ============   ============


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                                         Nine Months Ended
                                                                                                           September 30,
                                                                                                        1999            1998
                                                                                                    ------------    ------------
Increase (Decrease) in Cash and Cash Equivalents

     Net Cash Provided by Operating Activities                                                       $ 1,263,641     $ 1,376,910
                                                                                                    ------------    ------------

     Cash Flows from Investing Activities:
          Proceeds from sale of land and buildings                                                     1,792,169       3,214,616
          Addition to land and buildings on
           operating leases                                                                             (326,996)       (150,000)
          Investment in direct financing lease                                                          (612,920)             --
          Investment in joint ventures                                                                        --      (1,045,511)
          Collections on mortgage note receivable                                                             --         678,730
          Decrease (increase) in restricted cash                                                      (1,091,192)        245,377
                                                                                                    ------------    ------------
                    Net cash provided by (used in) investing
                         activities                                                                     (238,939)      2,943,212
                                                                                                    ------------    ------------

     Cash Flows from Financing Activities:
          Distributions to limited partners                                                           (1,500,000)     (3,071,747)
          Distributions to holders of minority interest                                                  (15,032)        (15,148)
                                                                                                    ------------    ------------
                    Net cash used in financing activities                                             (1,515,032)     (3,086,895)
                                                                                                    ------------    ------------

Net Increase (Decrease) in Cash and Cash
     Equivalents                                                                                        (490,330)      1,233,227

Cash and Cash Equivalents at Beginning of Period                                                       2,047,140         493,118
                                                                                                    ------------    ------------

Cash and Cash Equivalents at End of Period                                                           $ 1,556,810     $ 1,726,345
                                                                                                    ============    ============

Supplemental Schedule of Non-Cash Investing and Financing Activities:

          Deferred real estate disposition fees incurred
            and unpaid at end of period                                                              $        --     $    53,400
                                                                                                    ------------    ------------

          Distributions declared and unpaid at end of
            period                                                                                   $   500,000     $   500,000
                                                                                                    ============    ============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1999 and 1998



1.   Basis of Presentation:
     ---------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.   Land and Buildings on Operating Leases:
     --------------------------------------

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

                            CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1999 and 1998



2.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

     In June 1999, the Partnership sold its Denny's property in Hagerstown, Maryland to the tenant, for $710,000 and received net sales proceeds of $700,977. Due to the fact that during 1998, the Partnership recorded an allowance for doubtful accounts of $25,821 in accrued rental income, income the Partnership had recognized since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, the Partnership recognized a gain of $8,162 for financial reporting purposes in June 1999 relating to this sale (See Note 3).

3.   Net Investment in Direct Financing Leases:
     -----------------------------------------

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

4.   Restricted Cash:
     ---------------

     As of September 30, 1999, net sales proceeds of $1,091,192 from the sale of the property in Flagstaff, Arizona, plus accrued interest of $18,471, were being held in interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property on behalf of the Partnership (See Note 2).

5.   Related Party Transactions:
     --------------------------

     On September 1, 1999, CNL American Properties Fund, Inc. ("APF"), an affiliate of the general partners, acquired CNL Fund Advisors, Inc. ("CFA"), an affiliate who provides certain services relating to management of the Partnership and its properties pursuant to a property management agreement with the Partnership. As a result of this acquisition, CFA became a wholly owned subsidiary of APF; however, the terms of the property management agreement between the Partnership and CFA remain unchanged and in effect.

                            CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1999 and 1998



6.   Commitments and Contingencies:
     -----------------------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger". As consideration for the Merger, APF has agreed to issue 1,041,451 shares of its common stock, par value $0.01 per share (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $20,535,734 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the first quarter of 2000, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

     On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF, CNL Fund Advisors, Inc. and certain of its affiliates, in connection with the proposed Merger. On September 23, 1999, the judge assigned to the two lawsuits entered an order consolidating the two cases. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. The various defendants, including the general partners, have 45 days to respond to that consolidated complaint. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

                            CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1999 and 1998



7.   Subsequent Events:
     -----------------

     In October 1999, the Partnership used the net sales proceeds from the sale of the property in Hagerstown, Maryland to invest in a property in Baytown, Texas, with an affiliate of the general partners as tenants-in-common for a 20 percent interest in the property. The Partnership will account for its investment in this property using the equity method since the Partnership will share control with affiliates.

     In addition, in October 1999, the Partnership reinvested the net sales proceeds it received from the sale of the property in Flagstaff, Arizona, in an IHOP property located in Auburn, Alabama, at an approximate cost of $1,440,200. In connection therewith, the Partnership entered into a long term, triple-net lease with terms substantially the same as its other leases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     CNL Income Fund III, Ltd. (the "Partnership") is a Florida limited partnership that was organized on June 1, 1987 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of selected national and regional fast-food restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1999, the Partnership owned 26 Properties, which included interests in three Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources
-----------------

     During the nine months ended September 30, 1999 and 1998, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $1,263,641 and $1,376,910, respectively. The decrease in cash from operations for the nine months ended September 30, 1999 is primarily a result of changes in the Partnership's working capital.

     Other sources and uses of capital included the following during the nine months ended September 30, 1999.

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

     In April 1999, the Partnership sold its Property in Flagstaff, Arizona, to the tenant for $1,103,127 and received net sales proceeds of $1,091,192, resulting in a gain of $285,350 for financial reporting purposes. This Property was originally acquired by the Partnership in October 1988 and had a cost of approximately $993,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $97,700 in excess of its original purchase price. As of September 30, 1999, the net sales proceeds were being held in an interest bearing escrow account pending the release of funds by the escrow agent to acquire an additional Property. In October 1999, the Partnership reinvested the net sales proceeds it received from the sale of this Property, in an IHOP Property located in Auburn, Alabama, at an approximate cost of $1,440,200. The Partnership anticipates this transaction, or a portion thereof, relating to the sale of the Property in Flagstaff, Arizona, and the reinvestment of the net sales proceeds will be structured to qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any, (at a level reasonably assumed by the general partners) resulting from the sale.

     In June 1999, the Partnership sold its Denny's Property in Hagerstown, Maryland, to the tenant for $710,000 and received net sales proceeds of $700,977, resulting in a gain of $8,162 for financial reporting purposes. In October 1999, the Partnership invested a portion of the net sales proceeds it received from the sale, in a Property in Baytown, Texas, with an affiliate of the General Partners as tenants-in-common for a 20 percent interest in the Property. The Partnership will account for its investment in this Property using the equity method since the Partnership will share control with an affiliate. In addition, in October 1999, the Partnership reinvested the remaining net sales proceeds it received from the sale of the Property in Hagerstown, Maryland, in the IHOP Property in Auburn, Alabama, as described above. The Partnership anticipates that it will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

     Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of a Property pending reinvestment in an additional Property, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1999, the Partnership had $1,556,810 invested in such short-term investments, as compared to $2,047,140 at December 31, 1998. The decrease in cash and cash equivalents during the nine months ended September 30, 1999, is primarily attributable to the reinvestment of net sales proceeds in a Property in Montgomery, Alabama, in January 1999, as described above. The decrease in cash and cash equivalents is partially offset by an increase due to the receipt of net sales proceeds from the sale of the Denny's Property in Hagerstown, Maryland, as described above. The Partnership expects to use the funds remaining at September 30, 1999 to pay distributions and other liabilities and to invest in an additional Property.

Short-Term Liquidity
--------------------

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

     The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the nine months ended September 30, 1998, proceeds received from the sales of two Properties, the Partnership declared distributions to limited partners of $1,500,000 and $2,977,747 for the nine months ended September 30, 1999 and 1998, respectively ($500,000 for each of the quarters ended September 30, 1999 and 1998). This represents distributions of $30.00 and $59.55 per unit for the nine months ended September 30, 1999 and 1998, respectively ($10.00 per unit for each of the quarters ended September 30, 1999 and 1998). Distributions for the nine months ended September 30, 1998 included $1,477,747 as a result of the distribution of net sales proceeds from the sale of the Properties in Fernandina Beach and Daytona Beach, Florida. No distributions were made to the general partners for the quarters and nine months ended September 30, 1999 and 1998. No amounts distributed to the limited partners for the nine months ended September 30, 1999 and 1998 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

     Total liabilities of the Partnership, including distributions payable, decreased to $688,949 at September 30, 1999 from $695,755 at December 31, 1998 primarily as a result of a decrease in amounts due to related parties and rents paid in advance at September 30, 1999, as compared to December 31, 1998. The decrease is partially offset by an increase as a result of the Partnership accruing transaction costs relating to the proposed merger with CNL American Properties Fund, Inc. ("APF"), as described below. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity
-------------------

     The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations
---------------------

     During the nine months ended September 30, 1998, the Partnership and its consolidated joint venture, Tuscawilla Joint Venture, owned and leased 26 wholly owned Properties (which included four Properties which were sold in 1998) and during the nine months ended September 30, 1999, the Partnership and its consolidated joint venture owned and leased 23 wholly owned Properties (which included two Properties which were sold in 1999), to operators of fast food and familystyle restaurant chains. In connection therewith, during the nine months ended September 30, 1999 and 1998, the Partnership earned $1,256,517 and $1,196,056, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties, $392,355 and $355,160 of which was earned during the quarters ended September 30, 1999 and 1998, respectively. The increase in rental and earned income during the quarter and nine months ended September 30, 1999 as compared to the quarter and nine months ended September 30, 1998, is partially due to the fact that during the quarter and nine months ended September 30, 1998, (i) the tenant of the Property in Canton Township, Michigan, vacated the Property and ceased operations and (ii) the Partnership terminated the lease with the tenant of the Property in Hazard, Kentucky. As a result, during the quarter and nine months ended September 30, 1998, the Partnership wrote off approximately $29,500 and $80,800, respectively, in accrued rental income (noncash accounting adjustments relating to the straightlining of future scheduled rent increases over the lease terms in accordance with generally accepted accounting principles) relating to these Properties. The Partnership is currently seeking a replacement tenant or purchaser for the Property in Canton Township, Michigan, and sold the Property in Hazard, Kentucky in December 1998. No such amounts were written off during the quarter and nine months ended September 30, 1999.

     The increase in rental and earned income during the quarter and nine months ended September 30, 1999, was partially offset by a decrease of approximately $37,700 and $110,300, respectively, as a result of the sale of several Properties during 1998 and during the nine months ended September 30, 1999. This decrease was partially offset by an increase in rental and earned income of approximately $24,300 and $65,900, respectively, during the quarter and nine months ended September 30, 1999, due to the fact that during January 1999, the Partnership reinvested a portion of net sales proceeds in an additional Property, as described above in "Capital Resources." However, rental and earned income are expected to remain at reduced amounts as a result of distributing a portion of the net sales proceeds to limited partners during 1998 from two of the Properties sold during 1998.

     For the nine months ended September 30, 1999 and 1998, the Partnership owned and leased three Properties indirectly through joint venture arrangements and three Properties as tenants-in-common with affiliates of the general partners. In connection therewith, during the nine months ended September 30, 1999 and 1998, the Partnership recorded income of $124,872 and a loss of $34,343, respectively, income of $41,415 and a loss of $75,617 of which were recorded during the quarters ended September 30, 1999 and 1998, respectively, attributable to income and losses recorded by these joint ventures. The increase during the quarter and nine months ended September 30, 1999 in net income earned by joint ventures is primarily due to the fact that during July 1997, the operator of the Property owned by Titusville Joint Venture vacated the Property and ceased operations and during the quarter and nine months ended September 30, 1998, Titusville Joint Venture (in which the Partnership owns a 73.40% interest) established an allowance for loss on the land and building for its Property, or approximately $139,300. The allowance represented the difference between the Property's net carrying value at September 30, 1998 and the estimated net realizable value of the Property. No such allowance was recorded during the quarter and nine months ended September 30, 1999. The joint venture is currently seeking either a replacement tenant or purchaser for this Property. The increase in net income earned by joint ventures during the quarter and nine months ended September 30, 1999, is also due to the fact that in May 1998, the Partnership reinvested net sales proceeds from sales of Properties during 1998, in RTO Joint Venture, with an affiliate of the general partners.

     In addition, during the nine months ended September 30, 1999 and 1998, the Partnership earned $82,656 and $103,546, respectively, in interest and other income, $28,324 and $22,875 of which was earned during the quarters ended September 30, 1999 and 1998, respectively. The decrease in interest and other income during the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, is primarily attributable to a decrease in interest income as a result of the fact that in July 1998, the Partnership collected the full balance of a mortgage note receivable related to the Property in Roswell, Georgia that the Partnership had accepted in conjunction with the sale of a Property in a prior year.

     Operating expenses, including depreciation and amortization expense, were $441,103 and $392,662 for the nine months ended September 30, 1999 and 1998, respectively, of which $132,415 and $113,310 were incurred for the quarters ended September 30, 1999 and 1998, respectively. The increase in operating expenses during the quarter and nine months ended September 30, 1999, as compared to the quarter and nine months ended September 30, 1998, was primarily due to the fact that the Partnership incurred $37,879 and $119,992 in transaction costs during the quarter and nine months ended September 30, 1999, respectively, relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with APF, as described below. If the limited partners reject the merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

     The increase in operating expenses for the nine months ended September 30, 1999, was partially offset by a decrease in operating expenses due to the fact that, during 1998, the Partnership recognized real estate tax expense relating to the Po Folks Property in Hagerstown, Maryland, based on the fact that payment by the former tenant was doubtful. The Partnership sold this Property in June 1998. The increase in operating expenses also was offset by a decrease in depreciation expense due to the sale of several Properties during the nine months ended September 30, 1999 and 1998.

     As a result of the sales of two Properties during the nine months ended September 30, 1999, as described above in "Capital Resources," the Partnership recognized total gains of $293,512 for financial reporting purposes. In addition, as a result of the sales of four Properties during the nine months ended September 30, 1998, the Partnership recognized total gains of $596,586.

     During the quarter and nine months ended September 30, 1998, the Partnership recorded an allowance for loss on land and building of $99,865 for financial reporting purposes relating to the Property in Hazard, Kentucky. The loss represented the difference between the Property's net carrying value and the estimated net realizable value of the Property. The Partnership sold the Property in December 1998. No additional allowance was recorded for the quarter and nine months ended September 30, 1999.

Proposed Merger
---------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 1,041,451 shares of its common stock, par value $0.01 per share (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $20,535,734 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the first quarter of 2000, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

     On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF, CNL Fund Advisors, Inc. and certain of its affiliates, in connection with the proposed Merger. On September 23, 1999, the judge assigned to the two lawsuits entered an order consolidating the two cases. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. The various defendants, including the general partners, have 45 days to respond to that consolidated complaint. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

Year 2000 Readiness Disclosure
------------------------------

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

Assessing Year 2000 Readiness

     The Y2K Team's initial step in assessing year 2000 readiness consisted of identifying any systems that are date-sensitive and, accordingly, could have potential year 2000 problems. The Y2K Team has conducted inspections, interviews and tests to identify which of the systems used by the Partnership could have a potential year 2000 problem.

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

     As of September 30, 1999, the Y2K Team had received responses from approximately 62 percent of the third parties. All of the responses were in writing. Of the third parties responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. Although the Y2K Team continues to receive positive responses from the companies with which the Partnership has third party relationships regarding their year 2000 compliance, the general partners cannot be assured that the third parties have adequately considered the impact of the year 2000.

     In addition, the Y2K Team has requested documentation from the Partnership's tenants. As of September 30, 1999, the Y2K Team had received responses from approximately 31 percent of the tenants. All of the responses were in writing. Of the tenant's responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. The general partners cannot be assured that the tenants have adequately considered the impact of the year 2000. The Partnership has also instituted a policy of requiring any new tenants to indicate that their systems are year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000.

Achieving Year 2000 Compliance

     The Y2K Team has identified and completed upgrades for its hardware equipment that was not year 2000 compliant. In addition, the Y2K Team has identified and completed upgrades of the software applications that were not year 2000 compliant, although the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible year 2000 issues.

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

     The Y2K Team has determined that a contingency plan to address this risk is not necessary at this time. However, if the Y2K Team identifies additional risks associated with the year 2000 compliance of the information or non- information technology systems used by the Partnership, the Y2K Team will develop a contingency plan if deemed necessary at that time.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

                          PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings.
          -----------------

          On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen M. Hewitt
             ---------------------------------------------------------------
          Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky
          -----------------------------------------------------------------
          Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty
          -----------------------------------------------------------
          Corporation, and CNL American Properties Fund, Inc., Case No.
          ----------------------------------------------------
          CIO-99-0003561.

          On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a
                                    -------------------------------------------
          class of persons similarly situated, v. CNL American Properties Fund,
          ---------------------------------------------------------------------
          Inc., James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation,
          ---------------------------------------------------------------------
          CNL Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial
          ----------------------------------------------------------------------
          Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case NO.
          --------------------------------------------------------
          CIO-99-3796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

          On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds
                                                        -----------------------
          Litigation, Case No. 99- 3561. Pursuant to this order, the plaintiffs
          -----------------------------
          in these cases filed a consolidated and amended complaint on November 8, 1999, and the various defendants, including the general partners, have 45 days to respond to that consolidated complaint.

Item 2.   Changes in Securities. Inapplicable.
          ---------------------

Item 3.   Defaults upon Senior Securities.  Inapplicable.
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders. Inapplicable.
          ---------------------------------------------------

Item 5.   Other Information. Inapplicable.
          -----------------

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

          (a)  Exhibits

          2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999, as amended on June 4, 1999, as amended October 27, 1999 (Filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of Amendment No. 3 to the Registration Statement of APF on Form S-4, File No. 333-74329.)

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

          27   Financial Data Schedule (Filed herewith.)

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     DATED this 10th day of November, 1999.


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