Form 10-K405/A
period 1998-12-31
CNL INCOME FUND III LTD
filed 1999-12-21
CIK 817845

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K/A
                                Amendment No. 2

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1998
                                           -----------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from _________ to


                         Commission file number 0-16850

                           CNL INCOME FUND III, LTD.
             (Exact name of registrant as specified in its charter)

            Florida                                     59-2809460
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

                            450 South Orange Avenue
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  Yes    X       No __________
                                               --------

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


                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None

   The Form 10-K of CNL Income Fund III, Ltd. for the year ended December 31, 1998 is being amended to revise the disclosure under Item 1. Business.

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

     The leases of the Properties provide for two or four five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 17 of the Partnership's 27 Properties also have been granted options to purchase Properties at each Property's then fair market value, or pursuant to a formula based on the original cost of the Property, after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent firm. Additionally, certain leases provide the lessee an option to purchase up to a 49 percent interest in the Property, after a specified portion of the lease term has elapsed, at an option purchase price similar to that described above, multiplied by the percentage interest in the Property with respect to which the option is being exercised.

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

                                  SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of December, 1999.


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

           Signature                                       Title                                     Date
           ---------                                       -----                                     ----
/s/ Robert A. Bourne                      President, Treasurer and Director                 December 17, 1999
-------------------------------           (Principal Financial and Accounting
Robert A. Bourne                          Officer)

/s/ James M. Seneff, Jr.                  Chief Executive Officer and Director              December 17, 1999
-------------------------------           (Principal Executive Officer)
James M. Seneff, Jr.