Form 10-K405
period 1999-12-31
CNL INCOME FUND III LTD
filed 2000-03-29
CIK 817845

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from_______to_______


                        Commission file number 0-16850

                           CNL INCOME FUND III, LTD.
            (Exact name of registrant as specified in its charter)

              Florida                                  59-2809460
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

                            450 South Orange Avenue
                         Orlando, Florida  32801-3336
         (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code:  (407) 540-2000

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: Yes X     No
                                             ----     ----

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

     The Partnership was organized primarily to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $22,125,102, and were used to acquire 32 Properties, including interests in two Properties owned by joint ventures in which the Partnership is a co-venturer. During 1997, the Partnership sold its Properties in Chicago, Illinois; Bradenton, Florida; Kissimmee, Florida; Roswell, Georgia and Mason City Iowa. The Partnership reinvested a portion of these net sales proceeds in a Property in Fayetteville, North Carolina. In addition, the Partnership reinvested a portion of these net sales proceeds in three Properties, one each in Englewood, Colorado, Miami, Florida, and Overland Park, Kansas, as tenants-in-common, with affiliates of the General Partners during 1997 and 1998. During 1998, the Partnership sold its Properties in Daytona Beach, Fernandina Beach, and Punta Gorda, Florida; Hazard, Kentucky, and a Po Folks Property in Hagerstown, Maryland. The Partnership reinvested a portion of the net sales proceeds in a joint venture arrangement, RTO Joint Venture, with an affiliate of the General Partners to purchase, construct and hold one property. During 1999, the Partnership sold its Perkins Property in Flagstaff, Arizona and its Denny's Property in Hagerstown, Maryland. The Partnership reinvested the majority of the remaining net sales proceeds from the 1998 and 1999 sales in a Property in Montgomery, Alabama; a Property in Auburn, Alabama and a Property in Baytown, Texas, as tenants-in-common, with affiliates of the General Partners. As a result of the above transactions, as of December 31, 1999, the Partnership owned 28 Properties. The 28 Properties include interests in three Properties owned by joint ventures in which the Partnership is a co-venturer and four Properties owned with affiliates of the General Partners as tenants-in-common. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Termination of Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

Leases

     Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer provide for initial terms ranging from 15 to 20 years (the average being 18 years), and expire between 2002 and 2019. Generally, leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties generally provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $23,000 to $191,900. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount, to be paid annually. In addition, some leases provide for increases in the annual base rent during the lease term.

     The leases of the Properties provide for two or four five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 21 of the Partnership's 28 Properties also have been granted options to purchase Properties at each Property's then fair market value, or pursuant to a formula based on the original cost of the Property, after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent firm. Additionally, certain leases provide the lessee an option to purchase up to a 49 percent interest in the Property, after a specified portion of the lease term has elapsed, at an option purchase price similar to that described above, multiplied by the percentage interest in the Property with respect to which the option is being exercised.

     The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership must first offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

     In January 1999, the Partnership reinvested a portion of the net sales proceeds from the sales of the Properties in Hagerstown, Maryland and Hazard, Kentucky, in a Property located in Montgomery, Alabama. The lease terms for this Property are substantially the same as the Partnership's other leases, as described above.

     In October 1999, the Partnership reinvested a portion of the net sales proceeds from the sales of the Properties in Hagerstown, Maryland and Flagstaff, Arizona, in a Property located in Auburn, Alabama. The lease terms for this Property are substantially the same as the Partnership's other leases, as described above.

     In addition, in October 1999, the Partnership reinvested a portion of the net sales proceeds from the sale of the Denny's Property located in Hagerstown, Maryland, in an IHOP Property located in Baytown, Texas, with an affiliate of the General Partners, as tenants-in-common, as described below in "Joint Venture and Tenancy in Common Arrangements". The lease terms for this Property are substantially the same as the Partnership's other leases, as described above.

Major Tenants

     During 1999, one lessee of the Partnership and its consolidated joint venture, Golden Corral Corporation, contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from two Properties owned by unconsolidated joint ventures and four Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 1999, Golden Corral Corporation was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, this lessee will continue to contribute more than ten percent of the Partnership's total rental income in 2000 and subsequent years. In addition, three Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Pizza Hut, and KFC, each accounted for more than ten percent of the Partnership's total rental income in 1999 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from two Properties owned by unconsolidated joint ventures and four Properties owned with affiliates of the General Partners as tenants-in-common). In subsequent years, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of total rental income to which the partnership is entitled under the terms of the leases. Any failure of Golden Corral Corporation or any of these Restaurant Chains could materially affect the Partnership's income, if the Partnership is not able to re-lease these Properties in a timely manner. As of December 31, 1999, no single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

     The Partnership has entered into a joint venture arrangement, Tuscawilla Joint Venture, with three unaffiliated entities to purchase and hold one Property. In addition, the Partnership has entered into two separate joint venture arrangements: Titusville Joint Venture with CNL Income Fund IV, Ltd., an affiliate of the General Partners, to purchase and hold one Property; and RTO Joint Venture with CNL Income Fund V, Ltd., an affiliate of the General Partners, to purchase, construct and hold one Property. Construction for the Property owned by RTO Joint Venture was completed and rent commenced in December 1998. The affiliates are limited partnerships organized pursuant to the laws of the State of Florida.

     The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in accordance with their respective percentage interests in the joint venture. The Partnership has a 69.07%, 73.4%, and 46.88% interest in Tuscawilla Joint Venture, Titusville Joint Venture, and RTO Joint Venture, respectively. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture.

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

     In addition to the above joint venture arrangements, the Partnership has entered into three agreements to hold a Property as tenants-in common: one in Englewood, Colorado, with CNL Income Fund IX, Ltd., one in Overland Park, Kansas, with CNL Income Fund II, Ltd. and CNL Income Fund VI, Ltd., and one in Miami, Florida, with CNL Income Fund VII, Ltd., CNL Income Fund X, Ltd., and CNL Income Fund XIII, Ltd. Each of the CNL Income Funds is an affiliate of the General Partners. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Properties in proportion to each party's percentage interest. The Partnership owns a 33 percent, 25.87% and 9.84% interest in the Properties, respectively.

     In addition, in October 1999, the Partnership entered into an agreement to hold an IHOP Property, as tenants-in-common, with CNL Income Fund VI, Ltd., affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-tenant's percentage interest. The Partnership owns a 20 percent interest in this Property.

     Each of the affiliates is a limited Partnership organized pursuant to the laws of the State of Florida. The tenancy in common agreement restricts each party's ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering it for sale to the remaining party to the agreement.

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

Employees

     The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL American Properties Fund, Inc. ("APF"), the parent Company of CNL Fund Advisors, Inc., perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2. Properties

     As of December 31, 1999, the Partnership owned 28 Properties. Of the 28 Properties, 21 are owned by the Partnership in fee simple, three are owned through joint venture arrangements and four are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

     Land. The Partnership's Property sites range from approximately 11,800 to 74,600 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

     The following table lists the Properties owned by the Partnership as of December 31, 1999 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed for the year ended December 31, 1999.

          State                                   Number of Properties
          -----                                   --------------------
          Alabama                                         2
          Arizona                                         1
          California                                      1
          Colorado                                        1
          Florida                                         5
          Georgia                                         1
          Illinois                                        1
          Indiana                                         1
          Kansas                                          2
          Maryland                                        1
          Michigan                                        1
          Minnesota                                       1
          Missouri                                        1
          Nebraska                                        1
          North Carolina                                  1
          Oklahoma                                        1
          Texas                                           6
                                                  -----------------
          TOTAL PROPERTIES                               28
                                                  =================

     Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,900 to 7,900 square feet. Generally, all buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1999, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 31.5 and 40 years for federal income tax purposes. As of December 31, 1999, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures (including the Properties owned through tenancy in common arrangements) for federal income tax purposes was $9,556,868 and $5,896,448, respectively.

     The following table lists the Properties owned by the Partnership as of December 31, 1999 by Restaurant Chain.

          Restaurant Chain                        Number of Properties
          ----------------                        --------------------
          Burger King                                      2
          Chevy's Fresh Mex                                1
          Darryl's                                         1
          Golden Corral                                    6
          IHOP                                             4
          KFC                                              4
          Pizza Hut                                        4
          Po Folks                                         1
          Popeyes                                          1
          Red Oak Steakhouse                               1
          Ruby Tuesday                                     1
          Taco Bell                                        2
                                                    ---------------
          TOTAL PROPERTIES                                28
                                                    ===============

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

     At December 31, 1999, 1998, 1997, 1996, and 1995, the Properties were 98%,
98%, 93%, 94%, and 97% occupied, respectively. The following is a schedule of the average rent per Property for each of the years ended December 31:

                                   1999                1998                 1997                  1996                  1995
                             ---------------     ---------------     -----------------     -----------------     -----------------
Rental Revenues (1)             $1,939,767          $1,798,973            $2,116,623            $2,469,718            $2,368,914
Properties (2)                          27                  27                    28                    31                    31
Average Rent per
  Property                      $   71,843          $   66,629            $   75,594            $   79,668            $   76,416

(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Properties owned through tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

(2) Excludes Properties that were vacant at December 31, and that did not generate rental revenues during the year ended December 31.

     The following is a schedule of lease expirations for leases in place as of December 31, 1999 for the next ten years and thereafter.

                                                                              Percentage of
                Expiration           Number             Annual Rental          Gross Annual
                   Year             of Leases              Revenues           Rental Income
              --------------    ---------------       ----------------      ----------------
                  2000                     --           $         --                    --
                  2001                     --                     --                    --
                  2002                      6                432,016                 23.09%
                  2003                     --                     --                    --
                  2004                     --                     --                    --
                  2005                     --                     --                    --
                  2006                      1                 87,849                  4.70%
                  2007                      6                283,755                 15.17%
                  2008                      4                288,678                 15.43%
                  2009                     --                     --                    --
                  Thereafter               10                778,542                 41.61%
                                ---------------       ----------------      ----------------
                  Total (1)                27           $  1,870,840                100.00%
                                ===============       ================      ================

(1)  Excludes one Property which was vacant at December 31, 1999.

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


Item 3.  Legal Proceedings

     On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the General Partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the General Partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A.
                                      -------------------------------------
Hewitt, Gretchen M. Hewitt Bernard J. Schulte, Edward M. and Margaret Berol
---------------------------------------------------------------------------
Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty
----------------------------------------------------------------------------
Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.
----------------------------------------------------

     On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the General Partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly
         ----------------------------------------------------------------------
situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A.
--------------------------------------------------------------------------------
Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial
----------------------------------------------------------------------
Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL
---------------------------------------------------------------------------
Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial
-----------
Circuit of Orange County, Florida, alleging that the General Partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

     On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds
                                              -----------------------
Litigation, Case No. 99-3561.  Pursuant to this order, the plaintiffs in these
----------------------------
cases filed a consolidated and amended complaint on November 8, 1999. On December 22, 1999, the General Partners and CNL Group, Inc. filed motions to dismiss and motions to strike. On December 28, 1999, APF and CNL Fund Advisors, Inc. filed motions to dismiss. On March 6, 2000, all of the defendants filed a Joint Notice of Filing Form 8-K Reports and Suggestion of Mootness.


Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2000, there were 2,032 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 1999, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners had the right to prohibit transfers of Units. From inception through December 31, 1999, the price paid for any Unit transferred pursuant to the Plan ranged from $382.50 to $475 per Unit. The price paid for any Units transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

     The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1999 and 1998 other than pursuant to the Plan, net of commissions.

                                        1999 (1)                               1998 (1)
                             --------------------------------       --------------------------------
                              High       Low        Average          High       Low        Average
                             ------    -------    -----------       ------    -------    -----------
      First Quarter           $400       $343         $371           $425       $420         $423
      Second Quarter           389        389          389            480        379          442
      Third Quarter            354        285          324            480        389          435
      Fourth  Quarter          352        318          345            450        375          427

(1) A total of 387 1/2 and 255 Units were transferred other than pursuant to the Plan for the years ended December 31, 1999 and 1998, respectively.

     The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

     For the years ended December 31, 1999 and 1998, the Partnership declared cash distributions of $2,000,000 and $3,477,747, respectively, to the Limited Partners. Distributions during 1998 included $1,477,747 as a result of the distribution of net sales proceeds from the sale of the Properties in Fernandina Beach and Daytona Beach, Florida. This special distribution was effectively a return of a portion of the Limited Partners' investment, although, in accordance with the Partnership agreement, it was applied to the Limited Partners' unpaid cumulative preferred return. The reduced number of Properties for which the Partnership receives rental payments, as well as ongoing operations, reduced the Partnership's revenues. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, resulted in a decrease in cash distributions to the Limited Partners during 1998. No amounts distributed to partners for the years ended December 31, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

                                                1999             1998
                                             ----------       ----------
               First Quarter                   $500,000       $1,977,747
               Second Quarter                   500,000          500,000
               Third Quarter                    500,000          500,000
               Fourth Quarter                   500,000          500,000

     The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although the General Partners, in their sole discretion, may elect to pay distributions monthly.

(b)  Not Applicable


Item 6.  Selected Financial Data

                                           1999              1998                1997               1996               1995
                                     ---------------   ---------------     ---------------    ---------------    ---------------
     Year ended December 31:
         Revenues (1)                    $ 1,994,242       $ 1,786,254         $ 2,023,495        $ 2,452,797        $ 2,358,235
         Net income (2)                    1,730,671         1,736,883           2,391,835          1,814,657          1,482,515
         Cash distributions
           declared (3)                    2,000,000         3,477,747           2,376,000          2,376,000          2,376,000
         Net income per Unit (2)               34.28             34.44               47.47              35.93              29.37
         Cash distributions
           declared per Unit
           (2)(3)                              40.00             69.55               47.52              47.52              47.52

     At December 31:
         Total assets                    $16,472,518       $16,701,732         $18,479,002        $18,608,907        $19,065,305
         Partners' capital                15,600,943        15,870,272          17,611,136         17,595,301         18,156,644

(1) Revenues include equity in earnings of the unconsolidated joint venture and minority interest in income and losses of the consolidated joint venture.

(2) Net income for the years ended December 31, 1999, 1998, and 1997, includes gains on sale of land and buildings of $293,512, $497,321, and $1,027,590, respectively. In addition, net income for the years ended December 31, 1998 and 1997, includes an impairment in carrying value of net investment in direct financing lease of $25,821 and a provision for loss on land and building of $32,819, respectively.

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership was organized on June 1, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food Restaurant Chains. The leases generally are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1999, the Partnership owned 28 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

Capital Resources

     During the years ended December 31, 1999, 1998 and 1997, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses) of $1,825,724, $1,821,296, and $2,021,689, respectively. The decrease in cash from operations during 1999 and 1998, each as compared to the previous year, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital during each of the respective years.

     Other sources and uses of capital included the following during the years ended December 31, 1999, 1998, and 1997.

     During 1997, the Partnership entered into various promissory notes with the corporate General Partner for loans totalling $117,000 in connection with the operations of the Partnership. The loans were uncollateralized, non-interest bearing and due on demand. The Partnership had repaid the loans in full to the corporate General Partner as of December 31, 1997.

     In January 1997, the Partnership sold its Property in Chicago, Illinois, to a third party, for $505,000 and received net sales proceeds of $496,418, resulting in a gain of $3,827 for financial reporting purposes. The Partnership used $452,000 of the net sales proceeds to pay liabilities of the Partnership, including quarterly distributions to the Limited Partners. The balance of the funds was used to pay past due real estate taxes on this Property incurred by the Partnership as a result of a former tenant declaring bankruptcy. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

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

     In April 1997, the Partnership sold its Property in Kissimmee, Florida, to a third party for $692,400 and received net sales proceeds of $673,159, resulting in a gain of $271,929 for financial reporting purposes. This Property was originally acquired by the Partnership in March 1988 and had a cost of approximately $474,800, excluding acquisition fees and miscellaneous acquisition expense; therefore, the Partnership sold the Property for approximately $198,400 in excess of its original purchase price. In July 1997, the Partnership reinvested approximately $511,700 of the net sales proceeds in a Property located in Englewood, Colorado, as tenants-in-common with an affiliate of the General Partners. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. As of December 31, 1999, the Partnership owned a 33 percent interest in the Property. In January 1998, the Partnership reinvested the remaining net sales proceeds in an IHOP Property in Overland Park, Kansas, with affiliates of the General Partners, as tenants-in-common. A portion of the transaction relating to the sale of the Property in Kissimmee, Florida, and the reinvestment of a portion of the proceeds in an IHOP Property in Englewood, Colorado, qualified as a like-kind exchange transaction for federal income tax purposes.

     In April 1996, the Partnership received $51,400 as partial settlement in a right of way taking relating to a parcel of land of the Property in Plant City, Florida. In April 1997, the Partnership received the remaining proceeds of $73,600 finalizing the sale of the land parcel. In connection therewith, the Partnership recognized a gain of $94,320 for financial reporting purposes.

     In addition, in June 1997, the Partnership sold its Property in Roswell, Georgia, to a third party for $985,000 and received net sales proceeds of $942,981, resulting in a gain of $237,608 for financial reporting purposes.
This Property was originally acquired by the Partnership in June 1988 and had a cost of approximately $775,200, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $167,800 in excess of its original purchase price. In connection therewith, the Partnership received $257,981 in cash and accepted the remaining sales proceeds in the form of a promissory note in the principal sum of $685,000, collateralized by a mortgage on the Property. During 1998, the Partnership collected the full amount of the outstanding mortgage note receivable balance of $678,730. In December 1997, the Partnership reinvested a portion of the net sales proceeds in a Property located in Miami, Florida, as tenants-in-common with an affiliate of the General Partners. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. In addition, in January 1999, the Partnership reinvested the remaining net sales proceeds in a Burger King Property in Montgomery, Alabama, at an approximate cost of $939,900. As of December 31, 1999, the Partnership owned a 9.84% interest in the Property. The Partnership used the remaining net sales proceeds for other Partnership purposes. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

     In October 1997, the Partnership sold its Property in Mason City, Iowa, to the tenant for $218,790 and received net sales proceeds of $216,528, resulting in a gain of $58,538 for financial reporting purposes. This Property was originally acquired by the Partnership in March 1988 and had a cost of approximately $190,300, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $26,200 in excess of its original purchase price. In January 1998, the Partnership reinvested the net sales proceeds in a Property in Overland Park, Kansas, with affiliates of the General Partners, as tenants-in-common. A portion of the transaction, relating to the sale of the Property in Mason City, Iowa, and the reinvestment of the proceeds in a Property in Overland Park, Kansas, with affiliates as tenants-in-common, qualified as a like-kind exchange transaction for federal income tax purposes.

     In January 1998, the Partnership sold its Property in Fernandina Beach, Florida, to the tenant, for $730,000 and received net sales proceeds of $724,172 resulting in a gain of $242,129 for financial reporting purposes. In addition, in January 1998, the Partnership sold its Property in Daytona Beach, Florida, to the tenant for $1,050,000 and received net sale proceeds of $1,006,501, resulting in a gain of $267,759 for financial reporting purposes. These Properties were originally acquired by the Partnership in May 1988 and August 1988, respectively, and had a total cost of approximately $1,464,200, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Properties for approximately $266,500 in excess of their original purchase price. In connection with the sale of these Properties, the Partnership incurred deferred, subordinated, real estate disposition fees of $53,400. The Partnership distributed $1,477,747 of the net sales proceeds as a special distribution to the Limited Partners and used the remaining proceeds to pay liabilities of the Partnership. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from these sales.

     In February 1998, the Partnership also sold its Property in Punta Gorda, Florida, to a third party, for $675,000 and received net sales proceeds of $665,973, resulting in a gain of $73,485 for financial reporting purposes. In May 1998, the Partnership contributed the net sales proceeds to a joint venture arrangement as described below. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from these sales.

     As described above, in May 1998, the Partnership entered into a joint venture, RTO Joint Venture, with an affiliate of the General Partners, to construct and hold one restaurant Property. As of December 31, 1999, the Partnership had contributed $676,952 to purchase land and pay for construction relating to the joint venture. Construction was completed and rent commenced in December 1998. The Partnership holds a 46.88% interest in the profits and losses of the joint venture.

     In June 1998, the Partnership sold its Po Folks Property in Hagerstown, Maryland, to a third party, for $825,000 and received net sales proceeds of $789,639, resulting in gain of $13,213 for financial reporting purposes. In January 1999, the Partnership reinvested the majority of the net sales proceeds in a Property in Montgomery, Alabama. The Partnership intends to use the remaining net sales proceeds to pay distributions to the Limited Partners and for other Partnership purposes. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from these sales.

     In September 1998, the Partnership entered into a new lease agreement for the Golden Corral Property in Stockbridge, Georgia. In connection therewith, the Partnership funded $150,000 in renovation costs.

     In December 1998, the Partnership sold its Property in Hazard, Kentucky, to a third party for $435,000 and received net sales proceeds of $432,625, resulting in a loss of $99,265 for financial reporting purposes. The Partnership intends to use the net sales proceeds to pay distributions to the Limited Partners and for other Partnership purposes. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners).

     In April 1999, the Partnership sold its Property in Flagstaff, Arizona, to the tenant for $1,103,127 and received net sales proceeds of $1,091,192, resulting in a gain of $285,350 for financial reporting purposes. This Property was originally acquired by the Partnership in October 1988 and had a cost of approximately $993,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $97,700 in excess of its original purchase price. In October 1999, the Partnership reinvested the net sales proceeds it received from the sale of this Property, in an IHOP Property located in Auburn, Alabama, at an approximate cost of $1,440,200. A portion of the transaction, relating to the sale of the Property in Flagstaff, Arizona, and the reinvestment of the net sales proceeds in a Property in Auburn, Alabama, qualified as a like-kind exchange transaction for federal income tax purposes. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any, (at a level reasonably assumed by the General Partners) resulting from the sale.

     In June 1999, the Partnership sold its Denny's Property in Hagerstown, Maryland, to the tenant for $710,000 and received net sales proceeds of $700,977, resulting in a gain of $8,162 for financial reporting purposes. In October 1999, the Partnership invested a portion of the net sales proceeds it received from the sale in a Property in Baytown, Texas, with an affiliate of the General Partners as tenants-in-common for a 20 percent interest in the Property. In addition, in October 1999, the Partnership reinvested the remaining net sales proceeds in an IHOP Property in Auburn, Alabama, as described above. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

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

     Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1999, the Partnership had $1,011,733 invested in such short-term investments as compared to $2,047,140 at December 31, 1998. The decrease in cash and cash equivalents was primarily attributable to the fact that during 1999, the Partnership reinvested the remaining net sales proceeds relating to the sale of several Properties during 1998, in additional Properties. As of December 31, 1999, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately 4.03% annually. The funds remaining at December 31, 1999, will be distributed to the Limited Partners or used for other Partnership purposes.

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

     The Partnership generally distributes cash from operations to the extent that the General Partners determine that such funds are available for distribution. Based primarily on current and anticipated cash from operations and, for 1998 and 1997, a portion of the sales proceeds received from the sale of Properties during 1998 and 1997, the Partnership declared distributions to the Limited Partners of $2,000,000, $3,477,747, and $2,376,000 for the years ended December 31, 1999, 1998 and 1997, respectively. This represents distributions of $40.00, $69.55 and $47.52 per Unit for the years ended December 31, 1999, 1998, and 1997, respectively. The distribution to the Limited Partners for 1997 was also based on a loan received from the General Partners of $117,000 which was subsequently repaid, as described above in "Capital Resources." Distributions for 1998 included $1,477,747 as a result of the distribution of net sales proceeds from the sale of the Properties in Fernandina Beach and Daytona Beach, Florida. This special distribution was effectively a return of a portion of the Limited Partners' investment, although, in accordance with the Partnership agreement, it was applied to the Limited Partner's unpaid cumulative 10% Preferred Return. The reduced number of Properties for which the Partnership receives rental payments, as well as ongoing operations, reduced the Partnership's revenues. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, resulted in a decrease in cash distributions to the Limited Partners during 1998. No amounts distributed to the Limited Partners for the years ended December 31, 1999, 1998, or 1997 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

     During 1999, 1998, and 1997, affiliates of the General Partners incurred on behalf of the Partnership $113,002, $95,798, and $71,681, respectively, for certain operating expenses. At December 31, 1999 and 1998, the Partnership owed $53,231, and $84,337, respectively, to affiliates for such amounts and accounting and administrative services. In addition, during the years ended December 31, 1998 and 1997, the Partnership incurred $53,400 and $15,150, respectively, in real estate disposition fees due to an affiliate as a result of services provided in connection with the sale of the Properties in Chicago, Illinois; Daytona Beach and Fernandina Beach, Florida. The payment of such fees is deferred until the Limited Partners have received the sum of their cumulative 10% Preferred Return and their adjusted capital contributions. Other liabilities, including distributions payable, increased to $616,884 at December 31, 1999, from $542,868 at December 31, 1998. The increase in amounts payable to other parties was a result of the Partnership accruing transaction costs relating to the proposed merger with CNL American Properties Fund, Inc. ("APF"), as described below. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

     The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

     During the year ended December 31, 1997, the Partnership and its consolidated joint venture, Tuscawilla Joint Venture, owned and leased 32 wholly owned Properties (including five Properties which were sold during 1997) and during 1998, the Partnership owned and leased 27 wholly owned Properties (including five Properties which were sold during 1998). During 1999, the Partnership owned and leased 24 wholly owned Properties (including two Properties which were sold during 1999). In addition, during the years ended December 31, 1997, 1998 and 1999, the Partnership was a co-venturer in a joint venture that owned and leased one Property. During 1997 and 1998, the Partnership also owned and leased two and three Properties, respectively, with affiliates of the General Partners, as tenants-in-common. In addition, during 1999, the Partnership owned and leased one additional Property, with affiliates of the General Partners, as tenants-in-common. As of December 31, 1999, the Partnership owned, either directly or through joint venture arrangements, 28 Properties which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $23,000 to $191,900. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some leases provide for increases in the annual base rent during the lease term. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

     During the years ended December 31, 1999, 1998, and 1997, the Partnership and its consolidated joint venture, earned $1,620,310, $1,554,852, and $1,930,486, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases. The increase in rental and earned income during 1999, as compared to 1998, was partially offset by, and the decrease during 1998 as compared to 1997, was partially attributable to a decrease of approximately $140,000 and $350,300, respectively, as a result of Property sales during 1999, 1998, and 1997, as described above in "Capital Resources." The increase during 1999, as compared to 1998, was partially attributable to, and the decrease during 1998, as compared to 1997, was partially offset by, an increase of approximately $118,800 and $69,100, respectively, due to the reinvestment of the net sales proceeds received from Property sales during 1999, 1998 and 1997, as described above in "Capital Resources".

     Rental and earned income during 1998 and 1997 remained at reduced levels due to the fact that the Partnership did not receive any rental income relating to the Po Folks Property in Hagerstown, Maryland. In June 1998, the Partnership sold the Property to a third party, as described above in "Capital Resources." In January 1999, the Partnership reinvested the majority of the net sales proceeds in a Property in Montgomery, Alabama and intends to use the remaining net sales proceeds for other Partnership purposes.

     In addition, the increase in rental and earned income during 1999, as compared to 1998, and the decrease during 1998, as compared to 1997, was partially the result of the fact that, in 1998, the tenant of the Property in Canton Township, Michigan, vacated the Property and ceased operations. As a result, during 1998, the Partnership wrote off approximately $51,300 in accrued rental income (non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the term of the lease in accordance with generally accepted accounting principles), due to financial difficulties the tenant was experiencing. Although the former tenant is continuing to pay under the lease obligation, the Partnership is currently seeking either a replacement tenant or purchaser for this Property.

     The increase in rental income during 1999, as compared to 1998, and the decrease during 1998, as compared to 1997, was also partially attributable to the fact that, during 1998, the Partnership terminated the lease with the tenant of the Property in Hazard, Kentucky, and wrote off approximately $29,500 of accrued rental income recognized since inception relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles. In addition, the decrease during 1998 was partially attributable to the Partnership reserving approximately $41,400 in accrued rental income (non-cash accounting adjustment relating to the straight-lining of future scheduled rent increases over the term of the lease in accordance with generally accepted accounting principles). The Partnership sold the Property in Hazard, Kentucky, in December 1998, as described above in "Capital Resources."

     During the years ended December 31, 1999, 1998, and 1997, the Partnership also earned $116,872, $98,915, and $157,648, respectively, in contingent rental income. The increase in contingent rental income during 1999, as compared to 1998, was primarily attributable to increased gross sales of certain restaurant Properties requiring the payment of contingent rental income. The decrease in contingent rental income during 1998, as compared to 1997, was primarily attributable to the sales of Properties during 1998 and 1997, for which the leases required the payment of contingent rental income.

     In addition, during 1999, 1998, and 1997, the Partnership earned $103,380, $127,064, and $100,816, respectively, in interest and other income. The increase in interest and other income during 1998 was primarily attributable to an increase, during 1998, in interest income as a result of the fact that in July 1998, the Partnership collected the full balance of a mortgage note receivable related to the Property in Roswell, Georgia, that the Partnership had accepted in conjunction with the sale of a Property in 1997.

     The Partnership recognized income of $170,966 and $22,708 for the years ended December 31, 1999 and 1998, respectively, and a loss of $148,170 for the year ended December 31, 1997, attributable to net income and net loss earned by unconsolidated joint ventures in which the Partnership is a co-venturer. The loss during 1997 was due to the fact that during 1997, the operator of the Property owned by Titusville Joint Venture vacated the Property and ceased operations. In conjunction therewith, during 1997, Titusville Joint Venture (in which the Partnership owns a 73.4% interest) established an allowance for doubtful accounts of approximately $27,000 for past due rental amounts. The joint venture wrote off unamortized lease costs of $23,500 in 1997 due to the tenant vacating the Property. In addition, during 1997, the joint venture established an allowance for loss on land and building for its Property in Titusville, Florida, of approximately $147,000. During 1998, the joint venture wrote off all uncollected balances and ceased collection efforts. In addition, during 1998, the joint venture increased the allowance for loss on land and building by approximately $125,300 for financial reporting purposes. The allowance represented the difference between the Property's carrying value at December 31, 1998 and the estimated net realizable value at December 31, 1998 for the Property. No such allowance was recorded during 1999. Titusville Joint Venture is currently seeking either a replacement tenant or purchaser for this Property. The increase in income earned from joint ventures during 1999 and 1998, was primarily attributable to the fact that the Partnership reinvested a portion of the net sales proceeds it received from Property sales during 1997, 1998 and 1999, in four Properties with affiliates of the General Partners as tenants-in-common and one Property through a joint venture arrangement with an affiliate of the General Partners in 1997, 1998 and 1999.

     During the year ended December 31, 1999, one lessee of the Partnership and its consolidated joint venture, Golden Corral Corporation, contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 1999, Golden Corral Corporation was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, this lessee will continue to contribute more than ten percent of the Partnership's total rental income during 2000. In addition, during the year ended December 31, 1999, three Restaurant Chains, Golden Corral, Pizza Hut, and KFC, each accounted for more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). It is anticipated that Golden Corral, Pizza Hut, and KFC each will continue to account for more than ten percent of total rental income to which the Partnership is entitled under the terms of the leases. Any failure of Golden Corral Corporation or any of these Restaurant Chains could materially affect the Partnership's income, if the Partnership is not able to re-lease these Properties in a timely manner.

     Operating expenses, including depreciation and amortization expense, were $557,083, $520,871, and $626,431 for the years ended December 31, 1999, 1998, and 1997, respectively. The increase in operating expenses during 1999, as compared to 1998, was primarily attributable to, and the decrease during 1998, as compared to 1997, was partially offset by, the fact that the Partnership incurred $118,655 and $14,227 in 1999 and 1998, respectively, in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described below.

     Operating expenses included amounts that the Partnership had recognized in real estate tax expense of approximately $7,500 and $40,200, respectively, during 1998 and 1997, and bad debt expense of approximately $32,400 during 1997, relating to the Denny's and Po Folks Properties in Hagerstown, Maryland. The Partnership recorded these amounts as expenses during 1998 and 1997, due to the fact that payment of these amounts by the former tenant was doubtful. The Partnership sold the Po Folks Property in June 1998 and sold the Denny's Property in June 1999.

     The increase in operating expenses during 1999, as compared to 1998, was partially offset by, and the decrease during 1998, as compared to 1997, was partially attributable to, a decrease in depreciation expense due to the sale of several Properties during 1999 and 1998, as described above in "Capital Resources."

     As a result of the Properties sales during 1999, 1998 and 1997, and the sale of a parcel of land in Plant City, Florida, as described above in "Capital Resources," the Partnership recognized gains on sale of land and buildings totalling $293,512, $497,321 and $1,027,590 during the years ended December 31, 1999, 1998 and 1997, respectively. In addition, during the years ended December 31, 1998 and 1997, the Partnership recorded an allowance for loss on land and building and impairment in carrying value of net investment in direct financing lease of $25,821 and $32,819, respectively, relating to the Denny's and Po Folks Properties in Hagerstown, Maryland. The allowance represented the difference between the carrying value of the Properties at December 31, 1998 and 1997, and the estimated net realizable value of each Property at December 31, 1998 and 1997, respectively.

     The Partnership's leases as of December 31, 1999, are generally triple-net leases and, in general, contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income (for certain Properties) over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

Termination of Merger

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

Overview of Year 2000 Problem

     The year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date-sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to the failure of entire systems.

Status

     The Partnership generally does not directly own information technology systems. The General Partners and their affiliates generally provide all services requiring the use of information and some non-information technology systems. In early 1998, affiliates of the General Partners formed a year 2000 committee ("the Y2K Team") that assessed the readiness of any systems that are date sensitive and completed upgrades for the hardware equipment and software that was not year 2000 compliant, as necessary. The cost for these upgrades and other remedial measures is the responsibility of the General Partners and their affiliates. The General Partners and their affiliates do not expect that the Partnership will incur any costs in connection with the year 2000 remedial measures. In addition, the Y2K Team requested and received certifications of compliance from other companies with which the General Partners, their affiliates, and the Partnership have material third party relationships.

     In assessing the risks presented by the year 2000 problem, the Y2K Team identified potential worst case scenarios involving the future of the information and non-information technology systems used by the Partnership's transfer agent, financial institutions and tenants. As of January 14, 2000, the General Partners and their affiliates have tested the information and non-information technology systems used by the Partnership and have not experienced material disruption or other significant problems. In addition, as of the same date, the General Partners are not aware of any material year 2000 problems relating to information and non-information technology systems of third parties with which the Partnership maintains material relationships, including those of the Partnership's transfer agent, financial institutions and tenants. In addition, in the Partnership's interactions with its transfer agent, financial institutions and tenants, the systems of these third parties have functioned normally. Until the Partnership's first distribution in 2000 and the delivery of the information by the transfer agent to stockholders in early 2000, the General Partners will continue to monitor the year 2000 compliance of the transfer agent. In addition, the General Partners will continue to monitor the systems used by the Partnership and to maintain contact with third parties with which the Partnership has material relationships with respect to year 2000 compliance and any year 2000 issues that may arise at a later date. The General Partners will develop contingency plans relating to ongoing year 2000 issues at the time that such issues are identified and such plans are deemed necessary.

     Based on the information provided to the Y2K Team, the upgrades and remedial measures by the General Partners and their affiliates, and the normal functioning to date of information and non-information technology systems used by the Partnership and those third parties, the General Partners do not foresee significant risks associated with its year 2000 compliance at this time. In addition, the General Partners and their affiliates do not expect to incur any additional costs in connection with the year 2000 remedial efforts. However, there can be no assurance that the General Partners and their affiliates or any third parties will not have ongoing year 2000 issues that may have adverse effects on the Partnership.


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.


Item 8.  Financial Statements and Supplementary Data

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)


                                   CONTENTS
                                   --------

                                                                     Page
                                                                     ----
Report of Independent Certified Public Accountants                    19

Financial Statements:

  Balance Sheets                                                      20

  Statements of Income                                                21

  Statements of Partners' Capital                                     22

  Statements of Cash Flows                                            23

  Notes to Financial Statements                                       25

              Report of Independent Certified Public Accountants
              --------------------------------------------------


To the Partners
CNL Income Fund III, Ltd.


In our opinion, the financial statements listed in the index appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund III, Ltd. (a Florida limited partnership) at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 4, 2000, except for Note 10 for which the date is March 1, 2000

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                                --------------

                                                                                December 31,
                                                                           1999              1998
                                                                      --------------   --------------
                      ASSETS
                      ------

Land and buildings on operating leases, less
  accumulated depreciation and allowance for
  loss on land and buildings                                           $ 11,772,766     $ 11,418,836
Net investment in direct financing leases, less
  allowance for impairment in carrying value                              1,120,608          887,071
Investment in joint ventures                                              2,418,036        2,157,147
Cash and cash equivalents                                                 1,011,733        2,047,140
Receivables, less allowance for doubtful
  accounts of $8,797 and $153,598, respectively                                 658           89,519
Due from related parties                                                      2,300               --
Prepaid expenses                                                              5,896            6,751
Accrued rental income, less allowance for
  doubtful accounts of $41,380 in 1998                                      111,167           65,914
Other assets                                                                 29,354           29,354
                                                                      --------------   --------------
                                                                       $ 16,472,518     $ 16,701,732
                                                                      ==============   ==============
    LIABILITIES AND PARTNERS' CAPITAL
    ---------------------------------

Accounts payable                                                       $     76,247     $      2,072
Accrued and escrowed real estate taxes payable                               12,872           15,217
Distributions payable                                                       500,000          500,000
Due to related parties                                                      121,781          152,887
Rents paid in advance and deposits                                           27,765           25,579
                                                                      --------------   --------------
       Total liabilities                                                    738,665          695,755

Minority interest                                                           132,910          135,705

Partners' capital                                                        15,600,943       15,870,272
                                                                      --------------   --------------
                                                                       $ 16,472,518     $ 16,701,732
                                                                      ==============   ==============

                See accompanying notes to financial statements.

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                             STATEMENTS OF INCOME
                             --------------------

                                                                                   Year Ended December 31,
                                                                           1999              1998              1997
                                                                        -----------       -----------       -----------
Revenues:
  Rental income from operating leases                                   $ 1,402,127       $ 1,500,950       $ 1,859,911
  Adjustments to accrued rental income                                           --           (80,800)               --
  Earned income from direct financing leases                                218,183           134,702            70,575
  Contingent rental income                                                  116,872            98,915           157,648
  Interest and other income                                                 103,380           127,064           100,816
                                                                        -----------       -----------       -----------
                                                                          1,840,562         1,780,831         2,188,950
                                                                        -----------       -----------       -----------
Expenses:
  General operating and administrative                                      128,208           137,245           140,886
  Professional services                                                      26,642            36,591            27,314
  Bad debt expense                                                            1,239                --            32,360
  Real estate taxes                                                              --            11,966            47,165
  State and other taxes                                                      13,541            12,249             9,924
  Depreciation and amortization                                             268,798           308,593           368,782
  Transaction costs                                                         118,655            14,227                --
                                                                        -----------       -----------       -----------
                                                                            557,083           520,871           626,431
                                                                        -----------       -----------       -----------

Income Before Minority Interest in Income of
  Consolidated Joint Venture, Equity in Earnings (Loss)
  of Unconsolidated Joint Ventures, Gain on Sale of
  Land and Buildings and Provision for Loss on Land
  and Building and Impairment in Carrying Value of
  Net Investment in Direct Financing Lease                                1,283,479         1,259,960         1,562,519

Minority Interest in Income of Consolidated Joint Venture                   (17,286)          (17,285)          (17,285)

Equity in Earnings (Loss) of Unconsolidated Joint Ventures                  170,966            22,708          (148,170)

Gain on Sale of Land and Buildings                                          293,512           497,321         1,027,590

Provision for Loss on Land and Building and Impairment in
  Carrying Value of Net Investment in Direct Financing
  Lease                                                                          --           (25,821)          (32,819)
                                                                        -----------       -----------       -----------

Net Income                                                              $ 1,730,671       $ 1,736,883       $ 2,391,835
                                                                        ===========       ===========       ===========

Allocation of Net Income:
  General partners                                                      $    16,733       $    15,027       $    18,306
  Limited partners                                                        1,713,938         1,721,856         2,373,529
                                                                        -----------       -----------       -----------

                                                                        $ 1,730,671       $ 1,736,883       $ 2,391,835
                                                                        ===========       ===========       ===========

Net Income Per Limited Partner Unit                                     $     34.28       $     34.44       $     47.47
                                                                        ===========       ===========       ===========

Weighted Average Number of Limited Partner Units
  Outstanding                                                                50,000            50,000            50,000
                                                                        ===========       ===========       ===========

                See accompanying notes to financial statements.

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                        -------------------------------

                 Years Ended December 31, 1999, 1998, and 1997

                                         General Partners                                  Limited Partners
                                   ------------------------------  --------------------------------------------------------------
                                                     Accumulated                                      Accumulated    Syndication
                                    Contributions     Earnings      Contributions    Distributions      Earnings        Costs
                                   ---------------  -------------  ---------------  ---------------  -------------  -------------
Balance, December 31, 1996          $      161,500   $    159,805   $   25,000,000   $  (20,773,640)  $ 15,912,534   $ (2,864,898)

 Distributions to limited
   partners ($47.52 per
   limited partner unit)                        --             --               --       (2,376,000)            --             --
 Net income                                     --         18,306               --               --      2,373,529             --
                                   ---------------  -------------  ---------------  ---------------  -------------  -------------

Balance, December 31, 1997                 161,500        178,111       25,000,000      (23,149,640)    18,286,063     (2,864,898)

 Distributions to limited
   partners ($69.55 per
   limited partner unit)                        --             --               --       (3,477,747)            --             --
 Net income                                     --         15,027               --               --      1,721,856             --
                                   ---------------  -------------  ---------------  ---------------  -------------  -------------

Balance, December 31, 1998                 161,500        193,138       25,000,000      (26,627,387)    20,007,919     (2,864,898)

 Distributions to limited
   partners ($40.00 per
   limited partner unit)                        --             --               --       (2,000,000)            --             --
 Net income                                     --         16,733               --               --      1,713,938             --
                                   ---------------  -------------  ---------------  ---------------  -------------  -------------

Balance, December 31, 1999          $      161,500   $    209,871   $   25,000,000   $  (28,627,387)  $ 21,721,857   $ (2,864,898)
                                   ===============  =============  ===============  ===============  =============  =============

                                        Total
                                   ---------------
Balance, December 31, 1996          $   17,595,301

 Distributions to limited
   partners ($47.52 per
   limited partner unit)                (2,376,000)
 Net income                              2,391,835
                                   ---------------

Balance, December 31, 1997              17,611,136

 Distributions to limited
   partners ($69.55 per
   limited partner unit)                (3,477,747)
 Net income                              1,736,883
                                   ---------------

Balance, December 31, 1998              15,870,272

 Distributions to limited
   partners ($40.00 per
   limited partner unit)                (2,000,000)
 Net income                              1,730,671
                                   ---------------

Balance, December 31, 1999          $   15,600,943
                                   ===============

                See accompanying notes to financial statements.

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                         Year Ended December 31,
                                                             1999                 1998                1997
                                                         -----------          -----------         -----------
Increase (Decrease) in Cash and Cash
 Equivalents:

   Cash Flows From Operating Activities:
    Cash received from tenants                           $ 1,829,906          $ 1,768,910         $ 2,268,568
    Distributions from unconsolidated joint
     ventures                                                169,140              142,001              19,647
    Cash paid for expenses                                  (246,333)            (202,117)           (325,067)
    Interest received                                         73,011              112,502              58,541
                                                         -----------          -----------         -----------
     Net cash provided by operating
       activities                                          1,825,724            1,821,296           2,021,689
                                                         -----------          -----------         -----------

   Cash Flows From Investing Activities:
    Proceeds from sale of land and buildings               1,792,169            3,647,241           3,023,357
    Investment in direct financing leases                   (612,920)                  --                  --
    Additions to land and buildings                       (1,761,236)            (150,000)         (1,272,960)
    Investment in joint ventures                            (259,063)          (1,096,678)           (703,667)
    Collections on mortgage note receivable                       --              678,730               6,270
    Decrease (increase) in restricted cash                        --              245,377            (245,377)
    Decrease in other assets                                      --                   --               2,135
                                                          -----------          -----------         -----------
     Net cash provided by (used in) investing
       activities                                           (841,050)           3,324,670             809,758
                                                         -----------          -----------         -----------

   Cash Flows From Financing Activities:
    Proceeds from loans from corporate
     general partner                                              --                   --             117,000
    Repayment of loans from corporate
     general partner                                              --                   --            (117,000)
    Distributions to holder of minority interest             (20,081)             (20,197)            (20,080)
    Distributions to limited partners                     (2,000,000)          (3,571,747)         (2,376,000)
                                                         -----------          -----------         -----------

     Net cash used in financing activities                (2,020,081)          (3,591,944)         (2,396,080)
                                                         -----------          -----------         -----------

Net Increase (Decrease) in Cash and Cash
 Equivalents                                              (1,035,407)           1,554,022             435,367

Cash and Cash Equivalents at Beginning of Year             2,047,140              493,118              57,751
                                                         -----------          -----------         -----------

Cash and Cash Equivalents at End of Year                 $ 1,011,733          $ 2,047,140         $   493,118
                                                         ===========          ===========         ===========

                See accompanying notes to financial statements.

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED
                     ------------------------------------

                                                                                        Year Ended December 31,
                                                                              1999              1998               1997
                                                                         -------------     -------------      --------------
Reconciliation of Net Income to Net Cash Provided by
 Operating Activities:

   Net income                                                             $  1,730,671      $  1,736,883       $   2,391,835
                                                                         -------------     -------------      --------------
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation                                                              268,798           299,355             368,182
     Amortization                                                                   --             9,238                 600
     Bad debt expense                                                               --                --              32,360
     Minority interest in income of consolidated
       joint venture                                                            17,286            17,285              17,285
     Equity in earnings of unconsolidated joint
       ventures, net of distributions                                           (1,826)          119,293             167,817
     Gain on sale of land and buildings                                       (293,512)         (497,321)         (1,027,590)
     Provision for loss on land and building and                                                  25,821              32,819
       impairment in carrying value of net
       investment in direct financing lease                                         --
     Decrease (increase) in receivables                                         88,861            (7,936)            182,433
     Increase in due from related parties                                       (2,300)               --                  --
     Decrease in net investment in direct
       financing leases                                                         19,234            13,970              12,056
     Decrease (increase) in prepaid expenses                                       855             7,610              (7,463)
     Decrease (increase) in accrued rental income                              (45,253)           88,824             (40,000)
     Increase (decrease) in accounts payable and
       accrued expenses                                                         71,830               173             (71,844)
     Increase (decrease) in due to related parties                             (31,106)            2,099             (20,621)
     Increase (decrease) in rents paid in advance
       and deposits                                                              2,186             6,002             (16,180)
                                                                         -------------     -------------      --------------
        Total adjustments                                                       95,053            84,413            (370,146)
                                                                         -------------     -------------      --------------

Net Cash Provided by Operating Activities                                 $  1,825,724      $  1,821,296       $   2,021,689
                                                                         =============     =============      ==============

Supplemental Schedule on Non-Cash Investing and
 Financing Activities

   Mortgage note accepted as consideration in
    sale of land and building                                             $         --      $         --       $     685,000
                                                                         =============     =============      ==============

   Deferred real estate disposition fee incurred and
    unpaid at end of year                                                 $         --      $     53,400       $      15,150
                                                                         =============     =============      ==============

   Distributions declared and unpaid at end of year                       $    500,000      $    500,000       $     594,000
                                                                         =============     =============      ==============

                See accompanying notes to financial statements.

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1999, 1998, and 1997


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

                 Years Ended December 31, 1999, 1998, and 1997

1.   Significant Accounting Policies - Continued:
     --------------------------------------------

          Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. Whenever a tenant defaults under the terms of its lease, or events or changes in circumstance indicate that the tenant will not lease the property through the end of the lease term, the Partnership either reserves or reverses the cumulative accrued rental income balance.

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

     The Partnership's investments in Titusville Joint Venture, RTO Joint Venture, and a property in each of Englewood, Colorado, Miami, Florida, Overland Park, Kansas, and Baytown, Texas held as tenants-in-common with affiliates of the General Partners, are accounted for using the equity method since the Partnership shares control with affiliates of the general partners.

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


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

     Reclassification - Certain items in the prior years' financial statements
     ----------------
     have been reclassified to conform to 1999 presentation. These reclassifications had no effect on partners' capital or net income.

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997

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

3.   Land and Buildings on Operating Leases:
     ---------------------------------------

     Land and buildings on operating leases consisted of the following at December 31:

                                                              1999           1998
                                                          ------------   ------------
                 Land                                     $  5,922,149   $  5,926,601
                 Buildings                                   8,622,136      8,231,130
                                                          ------------   ------------
                                                            14,544,285     14,157,731

                 Less accumulated depreciation              (2,771,519)    (2,738,895)
                                                          ------------   ------------

                                                          $ 11,772,766   $ 11,418,836
                                                          ============   ============

     As of January 1, 1997, the Partnership had recorded an allowance for loss on land and building in the amount of $207,844 for financial reporting purposes for the Po Folks property in Hagerstown, Maryland. In addition, during 1997, the Partnership increased the allowance for loss on land and building by an additional $32,819 for such property. The aggregate allowance represented the difference between the property's carrying value at December 31, 1997, and the estimated net realizable value of the property based on the anticipated sales price relating to this property. The Partnership sold this property during the year ended December 31, 1998, as described below.

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


3.   Land and Buildings on Operating Leases - Continued:
     ---------------------------------------------------

     In January 1997, the Partnership sold its property in Chicago, Illinois, to a third party for $505,000 and received net sales proceeds of $496,418, resulting in a gain of $3,827 for financial reporting purposes. The Partnership used $452,000 of the net sales proceeds to pay liabilities of the Partnership, including quarterly distributions to the limited partners. The balance of the funds were used to pay past due real estate taxes relating to this property incurred by the Partnership as a result of the former tenant declaring bankruptcy.

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

     In April 1997, the Partnership sold its property in Kissimmee, Florida, to a third party for $692,400 and received net sales proceeds of $673,159, resulting in a gain of $271,929 for financial reporting purposes. This property was originally acquired by the Partnership in March 1988 and had a cost of approximately $474,800, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $198,400 in excess of its original purchase price. In July 1997, the Partnership reinvested approximately $511,700 of these net sales proceeds in a property located in Englewood, Colorado, as tenants-in-common with an affiliate of the general partners (see Note 5).

     In 1996, the Partnership received $51,400 as partial settlement in a right of way taking relating to a parcel of land of the property in Plant City, Florida. In April 1997, the Partnership received the remaining proceeds of $73,600 finalizing the sale of the land parcel. In connection therewith, the Partnership recognized a gain of $94,320 for financial reporting purposes.

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


3.   Land and Buildings on Operating Leases - Continued:
     ---------------------------------------------------

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

     In October 1997, the Partnership sold its property in Mason City, Iowa, to the tenant for $218,790 and received net sales proceeds of $216,528, resulting in a gain of $58,538 for financial reporting purposes. This property was originally acquired by the Partnership in March 1988 and had a cost of approximately $190,300, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $26,200 in excess of its original purchase price. In January 1998, the Partnership reinvested the net sales proceeds in a property in Overland Park, Kansas, with affiliates of the general partners, as tenants-in-common (see Note 5).

     During the year ended December 31, 1998, the Partnership sold its properties in Daytona Beach, Fernandina Beach and Punta Gorda, Florida, and Hagerstown, Maryland, for a total of $2,455,000 and received net sales proceeds of $2,396,646, resulting in a total gain of $583,373 for financial reporting purposes. In connection with the sales of the properties in Daytona Beach and Fernandina Beach, Florida, the Partnership incurred deferred, subordinated, real estate disposition fees of $53,400. In connection with the sale of the properties in Daytona Beach, and Fernandina Beach, Florida, the Partnership distributed $1,477,747 of the net sales proceeds as a special distribution to the limited partners and used the remaining proceeds for other Partnership purposes. In May 1998, the Partnership used the net sales proceeds received from the sale of the property in Punta Gorda, Florida, to enter into a joint venture arrangement, RTO Joint Venture, with an affiliate of the general partners (See Note 5).

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

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


3.   Land and Buildings on Operating Leases - Continued:
     ---------------------------------------------------

     In 1998, the Partnership sold its property in Hazard, Kentucky to a third party for $435,000, and received net sales proceeds of $432,625, resulting in a loss of $99,265 for financial reporting purposes.

     In June 1998, the Partnership sold its PoFolks property in Hagerstown, Maryland, to a third party for $825,000 and received net sales proceeds of $789,639, resulting in a gain of $13,213 for financial reporting purposes.

     In January 1999, the Partnership reinvested the majority of the net sales proceeds from the 1998 sale of a Po Folks property in Hagerstown, Maryland, along with a portion of the amounts collected in 1998 under a promissory note accepted in connection with the 1997 sale of a property in Roswell, Georgia, in a Burger King property in Montgomery, Alabama. The property had an approximate cost of $939,900. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the land portion of this property was classified as an operating lease while the building portion was classified as a direct financing lease.

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

          In June 1999, the Partnership sold its Denny's property in Hagerstown, Maryland, to the tenant for $710,000 and received net sales proceeds of $700,977. Due to the fact that during 1998, the Partnership recorded an allowance for doubtful accounts of $25,821 in accrued rental income, representing income the Partnership had recognized since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, the Partnership recognized a gain of $8,162 for financial reporting purposes (See Note 4). In October 1999, the Partnership invested approximately $259,100 of the net sales proceeds it received from the sale in a property in Baytown, Texas, with an affiliate of the general partners as tenants-in-common for a 20 percent interest in the property. In addition, in October 1999, the Partnership reinvested the remaining net sales proceeds it received from the sale of the property in Hagerstown, Maryland, in an IHOP Property in Auburn, Alabama, as described above.

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


3.   Land and Buildings on Operating Leases - Continued:
     ---------------------------------------------------

     Some leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. The Partnership recognized income of $45,253 in 1999, a loss of $88,824 (net of $25,996 in reserves and $103,830 in reversals) during 1998 and income of $40,000 (net of $15,384 in reserves) during 1997 of such rental income.

     The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1999:

               2000                         $   1,477,000
               2001                             1,480,600
               2002                             1,455,136
               2003                             1,181,685
               2004                             1,199,230
               Thereafter                       8,830,047
                                            -------------

                                            $  15,623,698
                                            =============

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

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


4.   Net Investment in Direct Financing Leases:
     ------------------------------------------

     The following lists the components of net investment in direct financing leases at December 31:

                                                                 1999                  1998
                                                            -------------         -------------
               Minimum lease payments receivable             $  2,343,603          $  2,042,847
               Estimated residual value                           292,354               239,432
               Less unearned income                            (1,515,349)           (1,369,387)
                                                            -------------         -------------
                                                                1,120,608               912,892
               Less allowance for impairment in
                carrying value of investment in
                direct financing lease                                 --               (25,821)
                                                            -------------         -------------

               Net investment in direct financing leases     $  1,120,608          $    887,071
                                                            =============         =============

     The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1999:

               2000                                   $    144,852
               2001                                        144,852
               2002                                        144,852
               2003                                        144,852
               2004                                        144,852
               Thereafter                                1,619,343
                                                    --------------

                                                      $  2,343,603
                                                    ==============

     The above table does not include future minimum lease payments for renewal periods or contingent rental payments that may become due in future periods (see Note 3).

     In June 1999, the Partnership sold its Denny's property in Hagerstown, Maryland, for which the building portion had been classified as a direct financing lease. In connection therewith, the gross investment (minimum lease payments receivable and estimated residual value) and unearned income relating to this property were removed from the accounts and the gain from the sale relating to this property was reflected in income (See Note 3).

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


5.   Investment in Joint Ventures:
     -----------------------------

     The Partnership has a 73.4% interest in the profits and losses of Titusville Joint Venture. The remaining interest in the Titusville Joint Venture is held by an affiliate of the Partnership which has the same general partners.

     In 1997, the Partnership acquired properties in Englewood, Colorado, and Miami, Florida, as tenants-in-common with affiliates of the general partners. As of December 31, 1999, the Partnership owned a 33 percent and 9.84% interest in these properties.

     In January 1998, the Partnership acquired a property located in Overland Park, Kansas, as tenants-in-common with affiliates of the general partners. As of December 31, 1999, the Partnership owned a 25.87% interest in this property.

     In May 1998, the Partnership entered into a joint venture arrangement, RTO Joint Venture, with an affiliate of the general partners, to construct and hold one restaurant property. As of December 31, 1998, the Partnership had contributed $676,952 to purchase land and pay for construction relating to the joint venture. Construction was completed and rent commenced in December 1998. The Partnership holds a 46.88% interest in the profits and losses of this joint venture at December 31, 1999.

          In October 1999, the Partnership used the net sales proceeds from the sale of the Denny's property in Hagerstown, Maryland to invest in a property in Baytown, Texas with an affiliate of the general partners as tenants-in-common. As of December 31, 1999, the Partnership owned a 20 percent interest in this property.

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


5.   Investment in Joint Ventures - Continued:
     -----------------------------------------

     Titusville Joint Venture, RTO Joint Venture, and the Partnership and affiliates, as tenants-in-common in four separate tenancy-in-common arrangements, each own and lease one property to operators of national fast-food or family-style restaurants. The following presents the joint ventures' condensed financial information at December 31:

                                                          1999             1998
                                                     -------------    -------------
               Land and buildings on operating
                leases, less accumulated
                depreciation and allowance
                for loss on land and building         $  4,838,546     $  3,598,641
               Net investment in direct
                financing leases                         3,397,358        3,418,537
               Cash                                         83,524           19,254
               Receivables                                   5,436            1,241
               Accrued rental income                       139,656           66,668
               Other assets                                  3,248            2,679
               Liabilities                                 100,586           59,453
               Partners' capital                         8,367,182        7,047,567
               Revenues                                    739,487          604,672
               Provision for loss on land and
                building                                        --          125,251
               Net income                                  659,928          404,446

     The Partnership recognized income of $170,966 and $22,708 for the years ended December 31, 1999 and 1998, respectively, and recognized a loss totaling $148,170 for the year ended December 31, 1997, relating to investment in joint ventures.

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

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


6.   Allocations and Distributions - Continued:
     ------------------------------------------

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

     Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order: (i) first to pay and discharge all of the Partnership's liabilities to creditors, (ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, (iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners,
     (iv) fourth, after allocations of net income, gains and/or losses, to distribute to the partners with positive capital accounts balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and (v) thereafter, any funds remaining shall then be distributed 95 percent to the limited partners and five percent to the general partners.

     During the years ended December 31, 1999, 1998, and 1997 the Partnership declared distributions to the limited partners of $2,000,000, $3,477,747 and $2,376,000, respectively. Distributions for the year ended December 31, 1998, included $1,477,747 as a result of distributions of net sales proceeds from the sale of the properties in Fernandina Beach and Daytona Beach, Florida. This amount was applied toward the limited partners' cumulative 10% Preferred Return. No distributions have been made to the general partners to date.

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


7.   Income Taxes:
     -------------

     The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                          1999           1998           1997
                                                                      ------------   ------------   ------------
          Net income for financial reporting purposes                 $  1,730,671   $  1,736,883   $  2,391,835

          Depreciation for tax reporting purposes in
           excess of depreciation for financial
           reporting purposes                                              (19,827)       (17,075)       (21,782)

          Allowance for loss on land and building and
           impairment in carrying value of net
           investment in direct financing lease                                 --         25,821         32,819

          Direct financing leases recorded as operating
           leases for tax reporting purposes                                19,234         13,970         12,056

          Gain on sale of land and buildings for
           financial reporting purposes in excess of
           gain on sale for tax reporting purposes                        (285,874)      (115,137)      (689,281)

          Equity in earnings of joint ventures for tax
           reporting purposes in excess of (less than)
           equity in earnings of joint ventures for
           financial reporting purposes                                    (41,667)        59,725        140,707

          Allowance for doubtful accounts                                 (144,802)          (871)        84,326

          Accrued rental income                                            (45,253)        88,824        (40,000)

          Capitalization of transaction costs for tax
           reporting purposes                                              118,655         14,227             --

          Rents paid in advance                                              2,186          6,002        (16,680)

          Minority interest in timing differences of
           consolidated joint venture                                         (131)           (35)          (133)
                                                                      ------------   ------------   ------------

          Net income for federal income tax purposes                  $  1,333,192   $  1,812,334   $  1,893,867
                                                                      ============   ============   ============

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


8.   Related Party Transactions:
     ---------------------------

     One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc., CNL Fund Advisors, Inc. (the "Advisor") was a majority owned subsidiary of CNL Financial Group, Inc. until it merged with CNL American Properties Fund, Inc. ("APF"), effective September 1, 1999. The individual general partners are stockholders and directors of APF.

     The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership has agreed to pay the Advisor an annual, noncumulative, subordinated management fee of one-half of one percent of the Partnership assets under management (valued at cost) annually. The property management fee is limited to one percent of the sum of gross operating revenues from joint ventures or competitive fees for comparable services. In addition, these fees are incurred and payable only after the limited partners receive their aggregate, noncumulative 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no property management fees will be due or payable for such year. As a result of such threshold, no property management fees were incurred during the years ended December 31, 1999, 1998, and 1997.

     The Advisor is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties, based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sales. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions. During the years ended December 31, 1998 and 1997, the Partnership incurred $53,400 and $15,150, respectively, in deferred, subordinated real estate disposition fees as a result of the Partnership's sale of the properties in Daytona Beach and Fernandina Beach, Florida, and the Property in Chicago, Illinois, respectively. No deferred, subordinated real estate disposition fees were incurred for the year ended December 31, 1999.

                          CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


8.   Related Party Transactions - Continued:
     ---------------------------------------

     The Advisor and its affiliates provided accounting and administrative services to the Partnership on a day-to-day basis including services relating to the proposed and terminated mergers as described in Note 10. The Partnership incurred $97,597, $89,756, and $87,056 for the years ended December 31, 1999, 1998, and 1997, respectively, for such services.

     The due to related parties consisted of the following at December 31:

                                                                1999           1998
                                                            -----------    -----------
               Due to the Advisor:
                Expenditures incurred on
                  behalf of the Partnership                   $ 42,926       $ 41,888
                Accounting and administrative
                  services                                      10,305         42,449
                Deferred, subordinated real
                  estate disposition fees                       68,550         68,550
                                                            -----------    -----------

                                                             $  121,781     $  152,887
                                                            ===========    ===========

9.   Concentration of Credit Risk:
     ----------------------------

     For the years ended December 31, 1999, 1998, and 1997, rental income from Golden Corral Corporation was $322,038, $454,380, and $474,553, respectively, representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners).

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


9.   Concentration of Credit Risk - Continued:
     ----------------------------------------

     In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                    1999              1998               1997
                                               -------------     -------------      -------------
               Golden Corral Family
                Steakhouse Restaurants          $ 487,590         $ 454,380          $ 474,553
               KFC                                260,402           277,508            261,415
               Pizza Hut                          213,298           211,507            255,055
               Taco Bell                              N/A               N/A            250,140
               Denny's                                N/A               N/A            229,537

     The information denoted by N/A indicates that for each period presented, the chains did not represent more than ten percent of the Partnership's total rental and earned income.

     Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

10.  Termination of Merger:
     ---------------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

     The General Partners of the Registrant are James M. Seneff, Jr., Robert A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL Fund Advisors, Inc., CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

     James M. Seneff, Jr., age 53, Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. Mr. Seneff has served as a director and Chairman of the Board since inception in 1994, and served as Chief Executive Officer from 1994 through August 1999, of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust. He also served as a director, Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., the advisor to CNL American Properties Fund, Inc. until it merged with the company in September 1999. In addition, he serves as a director, Chairman of the Board and Chief Executive Officer of CNL Health Care Properties, Inc., as well as CNL Health Care Corp., the advisor to the company. He also serves as director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as CNL Hospitality Corp., its advisor. Since 1992, Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a director, Chairman of the Board and Chief Executive Officer of the following affiliated companies since formation: CNL Securities Corp., since 1979; CNL Investment Company, since 1990; and CNL Institutional Advisors, a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNLBank. Mr. Seneff served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration is Florida's principal investment advisory and money management agency and oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

     Robert A. Bourne, age 52, Since joining CNL Securities Corp. in 1979, Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is the President and Treasurer of CNL Financial Group, Inc. (formerly CNL Group, Inc.). Mr. Bourne has served as a director since inception in 1994, President from 1994 through February 1999, Treasurer from February 1999 through August 1999, and Vice Chairman of the Board since February 1999 of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust. He also served in the following positions for CNL Fund Advisors, Inc., the advisor to CNL American Properties Fund, Inc. prior to its merger with CNL American Properties Fund, Inc.: director from 1994 through August 1999, Treasurer from July 1998 through August 1999, President from 1994 through September 1997, and Vice Chairman of the Board from September 1997 through August 1999. Mr. Bourne is a director and President of CNL Health Care Properties, Inc., as well as a director and President of CNL Health Care Corp., the advisor to the company. He is also a director, Vice Chairman of the Board and President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as CNL Hospitality Corp., its advisor. Mr. Bourne also serves as a director of CNLBank. He has served as a director since 1992, Vice Chairman of the Board since February 1996,

Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne holds the following positions for these affiliates of CNL Financial Group, Inc.: director, President and Treasurer of CNL Investment Company; director, President, Treasurer, and Registered Principal of CNL Securities Corp., a subsidiary of CNL Investment Company and director, President, Treasurer, and Chief Investment Officer of CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of tax manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

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

     CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 450 South Orange Avenue, Orlando, Florida 32801. CNL Fund Advisors, Inc. was a majority owned subsidiary of CNL Financial Group, Inc., until its merger effective September 1, 1999. On September 1, 1999, CNL American Properties Fund, Inc. acquired CNL Fund Advisors, Inc. and was organized to perform property acquisition, property management and other services.

     CNL Financial Group, Inc., which was the parent company of CNL Fund Advisors, Inc. through August 1999, was organized in 1980 under the laws of the State of Florida. CNL Financial Group, Inc. is a diversified real estate company which provides a wide range of real estate, development and financial services to companies in the United States through the activities of its subsidiaries. These activities are primarily focused on the franchised restaurant and hospitality industries. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Financial Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Holdings, Inc., the Parent company of CNL Financial Group, Inc.

     The following persons serve as operating officers of CNL Financial Group, Inc. or its affiliates or subsidiaries in the discretion of the Boards of Directors of those companies, but, except as specifically indicated, do not serve as members of the Boards of Directors of those entities. The Boards of Directors have the responsibility for creating and implementing the policies of CNL Financial Group, Inc. and its affiliated companies.

     Curtis B. McWilliams, age 44, joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President through August 1999. He serves as Chief Executive Officer of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and as President of the Restaurant and Financial Services Groups within CNL Financial Group, Inc. through August 1999. Mr. McWilliams served as President of CNL American Properties Fund, Inc. from February 1999 through August 1999 and previously served as Executive Vice President from February 1998 through February 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co., most recently as Chairman of Merrill Lynch's Private Advisory Services until March 1997. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

     John T. Walker, age 41, serves as President and Chief Operating Officer of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. He served as Executive Vice President of CNL American Properties Fund, Inc. from January 1996 through August 1999, as Chief Operating Officer since March 1995 through August 1999, and previously served as Senior Vice President from December 1994 through August 1999. In addition, Mr. Walker has served as Executive Vice President of CNL Fund Advisors, Inc. since January 1996 through August 1999, Chief Operating Officer from April 1995 through August 1999, and previously served as Senior Vice President from November 1994 through January 1996. In addition, Mr. Walker previously served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Advisors, Inc. As of September 1, 1999, Mr. Walker serves as President for CNL American Properties Fund, Inc. From May 1992 to May 1994, Mr. Walker, a certified public accountant, was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network (subsequently acquired by Gaylord Entertainment), where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

     Lynn E. Rose, age 51, Ms. Rose served as Secretary of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust, from 1994 through August 1999, and served as Treasurer from 1994 through February 1999. She also served as Treasurer of CNL Fund Advisors, Inc., from 1994 through July 1998, and served as Secretary and a director from 1994 through August 1999, at which point it merged with CNL American Properties Fund, Inc.
In addition, she is Secretary and Treasurer of CNL Health Care Properties, Inc., and serves as Secretary of its subsidiaries. In addition, she serves as Secretary, Treasurer and a director of CNL Health Care Corp., the advisor. to the company. Ms. Rose also serves as Secretary and Treasurer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as Secretary, Treasurer and a director of CNL Hospitality Corp., its Advisor, and as Secretary of the subsidiaries of the company. Ms. Rose served as Secretary and Treasurer of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange, from 1992 to February 1996, and as Secretary and a director of CNL Realty Advisors, Inc., its advisor, from its inception in 1991 through 1997. She also served as Treasurer of CNL Realty Advisors, Inc. from 1991 through February 1996. Ms. Rose, a certified public accountant, has served as Secretary of CNL Financial Group, Inc. (formerly CNL Group, Inc.) since 1987, served as Controller from 1987 to 1993 and has served as Chief Financial Officer since 1993. She also serves as Secretary of the subsidiaries of CNL Financial Group, Inc. and holds various other offices in the subsidiaries. In addition, she serves as Secretary for approximately 50 additional corporations affiliated with CNL Financial Group, Inc. and its subsidiaries. Ms. Rose oversees the tax and legal compliance for over 375 corporations, partnerships and joint ventures, and the accounting and financial reporting for over 200 entities. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida. She was licensed as a certified public accountant in 1979.

     Jeanne A. Wall, age 41, Ms. Wall served as Executive Vice President of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust, from 1994 through August 1999, and as Executive Vice President of CNL Fund Advisors, Inc., its advisor, from 1994 through August 1999, at which point it merged with CNL American Properties Fund, Inc. Ms. Wall also serves as Executive Vice President of CNL Health Care Properties, Inc. and CNL Health Care Corp., the Advisor to the Company. Ms. Wall also serves as Executive Vice President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, and serves as Executive Vice President and a director of CNL Hospitality Corp., its advisor. She also serves as a director for CNLBank. Ms. Wall serves as Executive Vice President of CNL Financial Group, Inc. (formerly CNL Group, Inc.). Ms. Wall has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. and in 1985, became Vice President. In 1987, she became a Senior Vice President and in July 1997, became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, communications and investor services for programs offered through participating brokers. Ms. Wall also served as Senior Vice President of CNL Institutional Advisors Inc., a registered investment advisor, from 1990 to 1993. Ms. Wall served as Vice President of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange, from 1992 through 1997, and served as Vice President of CNL Realty Advisors, Inc. from its inception in 1991 through 1997. Ms. Wall currently serves as a trustee on the Board of the Investment Program Association, is a member of the Corporate Advisory Council for the International Association for Financial Planning and is a member of IWF, International Women's Forum. In addition, she previously served on the Direct Participation Program committee for the National Association of Securities Dealers, Inc. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp.

     Steven D. Shackelford, age 36, a certified public accountant, serves as Senior Vice President, Chief Financial Officer, and Secretary of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. He served as Chief Financial Officer of CNL American Properties Fund, Inc. from January 1997 and as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996 through August 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University.


Item 11.  Executive Compensation

     Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     As of March 15, 2000, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

     The following table sets forth, as of March 15, 2000 the beneficial ownership interests of the General Partners in the Registrant.

                 Title of Class                  Name of Partner        Percent of Class
                 --------------                  ---------------        ----------------
          General Partnership Interests     James M. Seneff, Jr.              45%
                                            Robert A. Bourne                  45%
                                            CNL Realty Corporation            10%
                                                                          --------
                                                                             100%
                                                                          ========

     Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above.

Item 13.  Certain Relationships and Related Transactions

     The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1999, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

               Type of                                                                            Amount Incurred
            Compensation                                  Method of                                For the Year
            and Recipient                                Computation                          Ended December 31, 1999
            -------------                                -----------                          -----------------------
Reimbursement to affiliates for              Operating expenses are reimbursed          Operating expenses incurred on
operating expenses                           at the lower of cost or 90 percent         behalf of the Partnership:
                                             of the prevailing rate at which            $113,002
                                             comparable services could have
                                             been obtained in the same                  Accounting and administrative
                                             geographic area.  If the General           services: $97,597
                                             Partners or their affiliates loan
                                             funds to the Partnership, the
                                             General Partners or their
                                             affiliates will be reimbursed for
                                             the interest and fees charged to
                                             them by unaffiliated lenders for
                                             such loans.  Affiliates of the
                                             General Partners from time to time
                                             incur certain operating expenses
                                             on behalf of the Partnership for
                                             which the Partnership reimburses
                                             the affiliates without interest.

Annual, subordinated property                One-half of one percent per year           $-0-
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

               Type of                                                                            Amount Incurred
            Compensation                                  Method of                                For the Year
            and Recipient                                Computation                          Ended December 31, 1999
            -------------                                -----------                          -----------------------
Deferred, subordinated real estate           A deferred, subordinated real              $-0-
disposition fee payable to                   estate disposition fee, payable
affiliates                                   upon sale of one or more
                                             Properties, in an amount equal to
                                             the lesser of (i) one-half of a
                                             competitive real estate
                                             commission, or (ii) three percent
                                             of the sales price of such
                                             Property or Properties.  Payment
                                             of such fee shall be made only if
                                             affiliates of the General Partners
                                             provide a substantial amount of
                                             services in connection with the
                                             sale of a Property or Properties
                                             and shall be subordinated to
                                             certain minimum returns to the
                                             Limited Partners.  However, if the
                                             net sales proceeds are reinvested
                                             in a replacement property, no such
                                             real estate disposition fee will
                                             be incurred until such replacement
                                             property is sold and the net sales
                                             proceeds are distributed.

General Partners' deferred,                  A deferred, subordinated share             $-0-
subordinated share of Partnership            equal to one percent of
net cash flow                                Partnership distributions of net
                                             cash flow, subordinated to certain
                                             minimum returns to the Limited
                                             Partners.

General Partners' deferred,                  A deferred, subordinated share             $-0-
sub-ordinated share of Partnership           equal to five percent of
net sales proceeds from a sale or            Partnership distributions of such
sales not in liquidation of the              net sales proceeds, subordinated
Partnership                                  to certain minimum returns to the
                                             Limited Partners.

               Type of                                                                            Amount Incurred
            Compensation                                  Method of                                For the Year
            and Recipient                                Computation                          Ended December 31, 1999
            -------------                                -----------                          -----------------------
General Partners' share of                   Distributions of net sales                 $-0-
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

     1.   Financial Statements

               Report of Independent Certified Public Accountants

               Balance Sheets at December 31, 1999 and 1998

               Statements of Income for the years ended December 31, 1999, 1998, and 1997

               Statements of Partners' Capital for the years ended December 31, 1999, 1998, and 1997

               Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997

               Notes to Financial Statements

     2.   Financial Statement Schedules

               Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1999, 1998, and 1997

               Schedule III - Real Estate and Accumulated Depreciation at December 31, 1999

               Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 1999

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

     27     Financial Data Schedule (Filed herewith.)

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 1999 through December 31, 1999.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 2000.

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

           Signature                                       Title                                      Date
           ---------                                       -----                                      ----
/s/ Robert A. Bourne                      President, Treasurer and Director                      March 23, 2000
-------------------------------           (Principal Financial and Accounting
Robert A. Bourne                          Officer)


/s/ James M. Seneff, Jr.                  Chief Executive Officer and Director                   March 23, 2000
-------------------------------           (Principal Executive Officer)
James M. Seneff, Jr.

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                -----------------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997

                                                     Additions                           Deductions
                                             ---------------------------       ------------------------------
                                                                                                  Collected
                                                                                                  or Deter-
                              Balance at       Charged to     Charged to        Deemed            mined to       Balance
                             Beginning of      Costs and        Other          Uncollec-           be Col-       at End
 Year       Description          Year           Expenses       Accounts          tible            lectible       of Year
------     -------------   ----------------  --------------  -----------     -------------      -------------  ------------
 1997      Allowance for
            doubtful
            accounts (a)    $        70,142   $     72,572    $   97,281 (b)  $     70,142  (c)  $         --   $   169,853
                           ================  ==============  ===========     =============      =============  ============

 1998      Allowance for
            doubtful
            accounts (a)    $       169,853   $     41,380    $    3,828 (b)  $     15,384  (c)  $      4,699   $   194,978
                           ================  ==============  ===========     =============      =============  ============

 1999      Allowance for
            doubtful
            accounts (a)    $       194,978   $         --    $    5,199 (b)  $    191,380  (c)  $         --   $     8,797
                           ================  ==============  ===========     =============      =============  ============

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

                           CNL INCOME FUND III, LTD.
                              (A Florida Limited
                                 Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------

                               December 31, 1999

                                                                             Costs Capitalized
                                                                               Subsequent To            Gross Amount at Which
                                                      Initial Cost              Acquisition         Carried at Close of Period (c)
                                               -------------------------- ---------------------- -----------------------------------
                                       Encum-              Buildings and   Improve-    Carrying            Buildings and
                                      brances    Land      Improvements     ments       Costs      Land    Improvements     Total
                                     --------- --------   --------------- ----------  ---------- -------- --------------- ----------
Properties the Partnership has
  Invested in Under Operating
  Leases:

    Burger King Restaurant:
      Kansas City, Missouri              -     $236,055      $  573,739          -        -      $236,055   $  573,739    $  809,794
      Montgomery, Alabama                -      326,997               -          -        -       326,997          (e)       326,997

    Darryl's Restaurant:
      Fayetteville, North Carolina       -      688,672         584,290          -        -       688,672      584,290     1,272,962

    Golden Corral Family
      Steakhouse Restaurants:
          Altus, Oklahoma                -      149,756         449,269          -        -       149,756      449,269       599,025
          Hastings, Nebraska             -      110,800         332,400     23,636        -       110,800      356,036       466,836
          Wichita, Kansas(f)             -      147,349         442,045          -        -       147,349      442,045       589,394
          Stockbridge, Georgia           -      384,644         685,511    150,000        -       384,644      835,511     1,220,155
          Washington, Illinois           -      221,680         517,833          -        -       221,680      517,833       739,513
          Schererville, Indiana (f)      -      211,690         531,801          -        -       211,690      531,801       743,491

      IHOP Restaurant:
          Auburn, Alabama                -      373,763       1,060,478          -        -       373,763    1,060,478     1,434,241

    KFC Restaurants:
      Calallen, Texas                    -      219,432               -    332,043        -       219,432      332,043       551,475
      Katy, Texas                        -      266,768               -    279,486        -       266,768      279,486       546,254
      Burnsville, Minnesota              -      196,159               -    437,895        -       196,159      437,895       634,054
      Page, Arizona                      -      328,729               -    270,755        -       328,729      270,755       599,484

                                                                                Life on Which
                                                                               Depreciation in
                                                        Date                    Latest Income
                                     Accumulated       of Con-        Date      Statement is
                                     Depreciation     struction     Acquired      Computed
                                    --------------   -----------   ----------  ---------------
Properties the Partnership has
  Invested in Under Operating
  Leases:

    Burger King Restaurant:
      Kansas City, Missouri            $231,089          1984        12/87          (b)
      Montgomery, Alabama                    (d)         1975        01/99          (d)

    Darryl's Restaurant:
      Fayetteville, North Carolina       49,758          1984        06/97          (b)

    Golden Corral Family
      Steakhouse Restaurants:
          Altus, Oklahoma               183,451          1987        10/87          (b)
          Hastings, Nebraska            144,790          1987        10/87          (b)
          Wichita, Kansas(f)            179,274          1987        11/87          (b)
          Stockbridge, Georgia          286,396          1987        11/87          (b)
          Washington, Illinois          210,010          1987        12/87          (b)
          Schererville, Indiana (f)     215,675          1987        12/87          (b)

      IHOP Restaurant:
          Auburn, Alabama                 6,556          1998        10/99          (b)

    KFC Restaurants:
      Calallen, Texas                   127,283          1988        12/87          (b)
      Katy, Texas                       109,077          1988        02/88          (b)
      Burnsville, Minnesota             165,427          1988        02/88          (b)
      Page, Arizona                     104,918          1988        02/88          (b)

                           CNL INCOME FUND III, LTD.
                              (A Florida Limited
                                 Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------

                               December 31, 1999

                                                                             Costs Capitalized
                                                                               Subsequent To            Gross Amount at Which
                                                      Initial Cost              Acquisition         Carried at Close of Period (c)
                                               -------------------------- ---------------------- -----------------------------------
                                       Encum-              Buildings and   Improve-    Carrying            Buildings and
                                      brances    Land      Improvements     ments       Costs      Land    Improvements     Total
                                     --------- --------   --------------- ----------  ---------- -------- --------------- ----------
    Pizza Hut Restaurants:
      Jacksboro, Texas                   -         54,274       147,337            -        -       54,274       147,337     201,611
      Seminole, Texas                    -        183,284       134,531            -        -      183,284       134,531     317,815
      Winter Springs, Florida            -        268,128       270,372            -        -      268,128       270,372     538,500
      Austin, Texas                      -        301,778       372,137            -        -      301,778       372,137     673,915

    Popeyes Famous Fried
      Chicken Restaurant:
       Plant City, Florida               -        244,451             -      360,342        -      244,451       360,342     604,793

    Red Oaks Steakhouse
      Restaurant:
       Canton Township, Michigan         -        296,945             -            -        -      296,945           (e)     296,945

    Taco Bell Restaurants:
      Bishop, California                 -        363,964             -      272,150        -      363,964       272,150     636,114
      Longwood, Florida                  -        346,831             -      394,086        -      346,831       394,086     740,917
                                               ----------    ----------   ----------  --------  ----------    ---------- -----------
                                               $5,922,149    $6,101,743   $2,520,393        -   $5,922,149    $8,622,136 $14,544,285
                                               ==========    ==========   ==========  ========  ==========    ========== ===========
Property of Joint Venture
  in Which the Partnership
  has a 73.4% Interest and has
  Invested in Under an Operating
  Lease:

    Po Folks Restaurant:
      Titusville, Florida (g)            -     $   271,350            -   $  750,985        -   $  271,350    $  750,985 $ 1,022,335
                                               ==========    ==========   ==========  ========  ==========    ========== ===========
                                                                                Life on Which
                                                                               Depreciation in
                                                        Date                    Latest Income
                                     Accumulated       of Con-        Date      Statement is
                                     Depreciation     struction     Acquired      Computed
                                    --------------   -----------   ----------  ---------------
    Pizza Hut Restaurants:
      Jacksboro, Texas                    59,344        1983          12/87          (b)
      Seminole, Texas                     54,186        1977          12/87          (b)
      Winter Springs, Florida            108,524        1987          01/88          (b)
      Austin, Texas                      147,304        1987          02/88          (b)

    Popeyes Famous Fried
      Chicken Restaurant:
       Plant City, Florida               140,633        1988          11/87          (b)

    Red Oaks Steakhouse
      Restaurant:
        Canton Township, Michigan            (d)        1988          02/88          (d)

    Taco Bell Restaurants:
      Bishop, California                 101,676        1988          05/88          (b)
      Longwood, Florida                  146,148        1988          06/88          (b)
                                    --------------
                                      $2,771,519
                                    ==============

Property of Joint Venture
  in Which the Partnership
  has a 73.4% Interest and has
  Invested in Under an Operating
  Lease:

    Po Folks Restaurant:
      Titusville, Florida (g)         $  262,872        1988          12/88          (b)
                                    ==============

                           CNL INCOME FUND III, LTD.
                              (A Florida Limited
                                 Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------

                               December 31, 1999

                                                                             Costs Capitalized
                                                                               Subsequent To            Gross Amount at Which
                                                      Initial Cost              Acquisition         Carried at Close of Period (c)
                                               -------------------------- ---------------------- -----------------------------------
                                       Encum-              Buildings and   Improve-    Carrying            Buildings and
                                      brances    Land      Improvements     ments       Costs      Land    Improvements     Total
                                     --------- ---------  --------------- ----------  ---------- -------- --------------- ----------
Property in Which the
  Partnership has a 33.0%
  Interest as Tenants-in-
  Common and has Invested in
  Under an Operating Lease:

    IHOP Restaurant:
      Englewood, Colorado                -      $552,590             -            -            -   $552,590           (e) $  552,590
                                               =========  =============== ==========  ========== ==========               ==========

Property in Which the
  Partnership has a 9.84%
  Interest as Tenants-in-
  Common and has invested in
  Under an Operating Lease:

      Chevy's Fresh Mex
        Restaurant:
         Miami, Florida                  -      $976,357      $974,016            -            -   $976,357     $974,016  $1,950,373
                                               =========  =============== ==========  ========== ==========  ============ ==========

Property of Joint Venture in Which
  the Partnership has a 46.88%
  Interest and has Invested in
  Under an Operating Lease:

    Ruby Tuesday Restaurant:
      Orlando, FL                        -      $623,496             -            -            -   $623,496           (e) $  623,496
                                               =========  =============== ==========  ========== ==========               ==========

Property in Which the
  Partnership has a 20%
  Interest as Tenants-in-
  Common and has Invested in
  Under an Operating Lease:

    IHOP Restaurant:
      Baytown, Texas                     -      $495,847      $799,469            -            -   $495,847     $799,469  $1,295,316
                                               =========  =============== ==========  ========== ==========  ============ ==========

                                                                                Life on Which
                                                                               Depreciation in
                                                        Date                    Latest Income
                                     Accumulated       of Con-        Date      Statement is
                                     Depreciation     struction     Acquired      Computed
                                    --------------   -----------   ----------  ---------------
Property in Which the
  Partnership has a 33.0%
  Interest as Tenants-in-
  Common and has Invested in
  Under an Operating Lease:

    IHOP Restaurant:
      Englewood, Colorado                     (d)        1996         07/97          (d)

Property in Which the
  Partnership has a 9.84%
  Interest as Tenants-in-
  Common and has invested in
  Under an Operating Lease:

      Chevy's Fresh Mex
        Restaurant:
         Miami, Florida                  $65,023         1995         12/97          (b)
                                    ==============

Property of Joint Venture in Which
  the Partnership has a 46.88%
  Interest and has Invested in
  Under an Operating Lease:

    Ruby Tuesday Restaurant:
      Orlando, FL                             (d)        1998         05/98          (d)

Property in Which the
  Partnership has a 20%
  Interest as Tenants-in-
  Common and has Invested in
  Under an Operating Lease:

    IHOP Restaurant:
      Baytown, Texas                     $ 5,318         1998         10/99          (b)
                                    ==============

                           CNL INCOME FUND III, LTD.
                              (A Florida Limited
                                 Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------

                               December 31, 1999

                                                                             Costs Capitalized
                                                                               Subsequent To            Gross Amount at Which
                                                      Initial Cost              Acquisition         Carried at Close of Period (c)
                                               -------------------------- ---------------------- -----------------------------------
                                       Encum-              Buildings and   Improve-    Carrying            Buildings and
                                      brances    Land      Improvements     ments       Costs      Land    Improvements     Total
                                     --------- ---------  --------------- ----------  ---------- -------- --------------- ----------
Properties the Partnership has
  Invested in Under Direct
  Financing Leases:

    Burger King Restaurant:
      Montgomery, Alabama                -           -        $   612,920         -           -        -           (e)          (e)
                                               ---------  --------------- ----------  ---------- --------

    Red Oaks Steakhouse
      Restaurant:
        Canton Township, Michigan        -           -                     $556,495           -        -           (e)          (e)
                                               ---------  --------------- ----------  ---------- --------

                                                     -        $   612,920  $556,495           -        -
                                               =========  =============== ==========  ========== ========
Property in Which the
  Partnership has a 33.0%
  Interest as Tenants-in-
  Common and has Invested in
  Under Direct Financing Lease:

    IHOP Restaurant:
      Englewood, Colorado                -           -        $ 1,008,839         -           -        -           (e)          (e)
                                               =========  =============== ==========  ========== ========

Property in Which the
  Partnership has a 25.87%
  Interest as Tenants-in-
  Common and has Invested in
  Under Direct Financing Lease:

    IHOP Restaurant:
      Overland Park, Kansas              -           -        $ 1,608,508         -           -        -           (e)          (e)
                                               =========  =============== ==========  ========== ========
                                                                                Life on Which
                                                                               Depreciation in
                                                        Date                    Latest Income
                                     Accumulated       of Con-        Date      Statement is
                                     Depreciation     struction     Acquired      Computed
                                    --------------   -----------   ----------  ---------------
Properties the Partnership has
  Invested in Under Direct
  Financing Leases:

    Burger King Restaurant:
      Montgomery, Alabama                (d)             1975         01/99          (d)

    Red Oaks Steakhouse
      Restaurant:
        Canton Township, Michigan        (d)             1988         02/88          (d)

Property in Which the
  Partnership has a 33.0%
  Interest as Tenants-in-
  Common and has Invested in
  Under Direct Financing Lease:

    IHOP Restaurant:
      Englewood, Colorado                (d)             1996         07/97          (d)

Property in Which the
  Partnership has a 25.87%
  Interest as Tenants-in-
  Common and has Invested in
  Under Direct Financing Lease:

    IHOP Restaurant:
      Overland Park, Kansas              (d)             1997         01/98          (d)

                           CNL INCOME FUND III, LTD.
                              (A Florida Limited
                                 Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------

                               December 31, 1999

                                                                             Costs Capitalized
                                                                               Subsequent To            Gross Amount at Which
                                                      Initial Cost              Acquisition         Carried at Close of Period (c)
                                               -------------------------- ---------------------- -----------------------------------
                                       Encum-              Buildings and   Improve-    Carrying            Buildings and
                                      brances    Land      Improvements     ments       Costs      Land    Improvements     Total
                                     --------- ---------  --------------- ----------  ---------- -------- --------------- ----------
Property of Joint Veture in Which
  the Partnership has a 46.88%
  Interest and has Invested in
  Under Direct Financing Lease:

    Ruby Tuesday Restaurant:
      Orlando, Florida                   -            -                -   $820,202           -        -              (e)        (e)
                                               =========  =============== ==========  ========== ========
                                                                                Life on Which
                                                                               Depreciation in
                                                        Date                    Latest Income
                                     Accumulated       of Con-        Date      Statement is
                                     Depreciation     struction     Acquired      Computed
                                    --------------   -----------   ----------  ---------------
Property of Joint Veture in Which
  the Partnership has a 46.88%
  Interest and has Invested in
  Under Direct Financing Lease:

    Ruby Tuesday Restaurant:
      Orlando, Florida                   (d)             1998         05/98          (d)

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

       NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
       ----------------------------------------------------------------

                               December 31, 1999

(a) Transactions in real estate and accumulated depreciation during 1999, 1998, and 1997, are summarized as follows:

                                                                             Accumulated
                                                               Cost          Depreciation
                                                           --------------   --------------
          Properties the Partnership has Invested
          in Under Operating Leases:

             Balance, December 31, 1996                     $  20,302,299    $   3,610,923
             Acquisition                                        1,272,962               --
             Disposition                                       (3,357,391)        (637,481)
             Depreciation                                              --          368,182
                                                           --------------   --------------

             Balance, December 31, 1997                        18,217,870        3,341,624
             Acquisition                                          150,000               --
             Dispositions                                      (4,210,139)        (902,084)
             Depreciation expense                                      --          299,355
                                                           --------------   --------------

             Balance, December 31, 1998                        14,157,731        2,738,895
             Acquisition                                        1,761,238               --
             Dispositions                                      (1,374,684)        (236,174)
             Depreciation expense                                      --          268,798
                                                           --------------   --------------

             Balance, December 31, 1999                     $  14,544,285    $   2,771,519
                                                           ==============   ==============

          Property of Joint Venture in Which the
           Partnership has a 73.4% Interest and
           has Invested in Under an Operating
           Lease:

             Balance, December 31, 1996                     $   1,022,335    $     200,263
             Depreciation expense                                      --           24,944
                                                           --------------   --------------

             Balance, December 31, 1997                         1,022,335          225,207
             Depreciation expense                                      --           20,099
                                                           --------------   --------------

             Balance, December 31, 1998                         1,022,335          245,306
             Depreciation expense                                      --           17,566
                                                           --------------   --------------

             Balance, December 31, 1999                     $   1,022,335    $     262,872
                                                           ==============   ==============

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              ---------------------------------------------------
                           DEPRECIATION - CONTINUED
                           ------------------------

                               December 31, 1999


                                                                             Accumulated
                                                               Cost          Depreciation
                                                           --------------   --------------
Property in Which the Partnership has a 33%
Interest as Tenants-in-Common and has
Invested in Under an Operating Lease:

   Balance, December 31, 1996                               $          --    $          --
   Acquisition                                                    552,590               --
   Depreciation expense (d)                                            --               --
                                                           --------------   --------------

   Balance, December 31, 1997                                     552,590               --
   Depreciation expense (d)                                            --               --
                                                           --------------   --------------

   Balance, December 31, 1998                                     552,590               --
   Depreciation expense (d)                                            --               --
                                                           --------------   --------------

   Balance, December 31, 1999                               $     552,590    $          --
                                                           ==============   ==============

Property in Which the Partnership has a 9.84%
 Interest as Tenants-in-Common and has
 Invested in Under an Operating Lease:

   Balance, December 31, 1996                               $          --    $          --
   Acquisition                                                  1,950,373               --
   Depreciation expense                                                --               89
                                                           --------------   --------------

   Balance, December 31, 1997                                   1,950,373               89
   Depreciation expense                                                --           32,468
                                                           --------------   --------------

   Balance, December 31, 1998                                   1,950,373           32,557
   Depreciation expense                                                --           32,466
                                                           --------------   --------------

   Balance, December 31, 1999                               $   1,950,373    $      65,023
                                                           ==============   ==============

Property of Joint Venture in Which the
 Partnership has a 46.88% Interest and has Invested in Under an Investment in Direct
 Financing Lease:

   Balance, December 31, 1997                               $          --    $          --
   Acquisition                                                    623,496               --
   Depreciation expense (d)                                            --               --
                                                           --------------   --------------

   Balance, December 31, 1998                                     623,496               --
   Depreciation expense (d)                                            --               --
                                                           --------------   --------------

   Balance, December 31, 1999                               $     623,496    $          --
                                                           ==============   ==============

                           CNL INCOME FUND III, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              ---------------------------------------------------
                           DEPRECIATION - CONTINUED
                           ------------------------

                               December 31, 1999

                                                                             Accumulated
                                                               Cost          Depreciation
                                                           --------------   --------------
          Property in Which the Partnership has a 20%
          Interest as Tenants-in-Common and has
          Invested in Under an Operating Lease:

          Balance, December 31, 1998                        $         --     $         --
             Acquisition                                       1,295,316               --
             Depreciation expense                                     --            5,318
                                                           --------------   --------------

             Balance, December 31, 1999                     $  1,295,316     $      5,318
                                                           ==============   ==============

(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1999, the aggregate cost of the Properties owned by the Partnership, its consolidated joint venture and the unconsolidated joint venture for federal income tax purposes was $14,698,872 and $9,419,158, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

(g) For financial reporting purposes, the undepreciated cost of the Property in Titusville, Florida, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording an allowance for loss on land and building in the amount of approximately $272,300 as of December 31, 1998. The cumulative allowance at December 31, 1999, represents the difference between the Property's carrying value and the current estimate of the net realizable value of the Property. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1999, excluding the allowance for loss on land and building.

                                 EXHIBIT INDEX

Exhibit Number
--------------

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

     4.2 Amended and Restated Agreement and Certificate of Limited Partnership of CNL Income Fund III, Ltd. (Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange Commission on April 5, 1993, and incorporated herein by reference.)

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