Form 10-Q
period 2000-03-31
CNL INCOME FUND III LTD
filed 2000-05-11
CIK 817845

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended                        March 31, 2000
                                          ----------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _________________ to __________________


                             Commission file number
                                     0-16850
                      -------------------------------------


                            CNL Income Fund III, Ltd.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                                        59-2809460
------------------------------------------------------              ------------------------------------------------
(State or other jurisdiction of                                                    (I.R.S. Employer
incorporation or organization)                                                    Identification No.)

               450 South Orange Avenue
                  Orlando, Florida                                                       32801
------------------------------------------------------              ------------------------------------------------
      (Address of principal executive offices)                                        (Zip Code)


Registrant's telephone number
(including area code)                                                               (407) 540-2000
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

                      Condensed Statements of Cash Flows

                      Notes to Condensed Financial Statements

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk


Part II.

     Other Information

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                               March 31,             December 31,
                                                                                  2000                   1999
                                                                                  -------------------    -------------------
                               ASSETS

   Land and buildings on operating leases, less accumulated
       depreciation of $2,844,057 and $2,771,519, respectively
                                                                                 $ 11,700,228           $ 11,772,766
   Net investment in direct financing leases                                        1,116,096              1,120,608
   Investment in joint ventures                                                     2,405,619              2,418,036
   Cash and cash equivalents                                                          896,283              1,011,733
   Receivables, less allowance for doubtful accounts
       of $8,797 in 1999                                                               10,105                    658
   Due from related parties                                                                --                  2,300
   Prepaid expenses                                                                     3,395                  5,896
   Accrued rental income                                                              127,076                111,167
   Other assets                                                                        29,354                 29,354
                                                                           -------------------    -------------------

                                                                                 $ 16,288,156           $ 16,472,518
                                                                           ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                                $   29,970             $   76,247
   Escrowed real estate taxes payable                                                  10,223                 12,872
   Distributions payable                                                              500,000                500,000
   Due to related parties                                                             135,447                121,781
   Rents paid in advance                                                               32,922                 27,765
                                                                           -------------------    -------------------
       Total liabilities                                                              708,562                738,665

   Minority interests                                                                 132,213                132,910

   Partners' capital                                                               15,447,381             15,600,943
                                                                           -------------------    -------------------

                                                                                 $ 16,288,156           $ 16,472,518
                                                                           ===================    ===================
See accompanying notes to condensed financial statements

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                                           Quarter Ended
                                                                                             March 31,
                                                                                     2000                1999
                                                                                        --------------     ---------------
Revenues:
    Rental income from operating leases                                             $  385,159           $ 382,878
    Earned income from direct financing leases                                          31,701              43,968
    Contingent rental income                                                            21,728               2,981
    Interest and other income                                                           18,691              16,470
                                                                                 --------------     ---------------
                                                                                       457,279             446,297
                                                                                 --------------     ---------------

Expenses:
    General operating and administrative                                                34,203              34,722
    Professional services                                                                9,308               3,288
    State and other taxes                                                               12,084              12,617
    Depreciation and amortization                                                       72,538              69,280
    Transaction costs                                                                   26,659              30,882
                                                                                 --------------     ---------------
                                                                                       154,792             150,789
                                                                                 --------------     ---------------

Income Before Minority Interest in Income of
Consolidated Joint Venture and Equity in Earnings
    of Unconsolidated Joint Ventures                                                   302,487             295,508

Minority Interests in Income of Consolidated
    Joint Venture                                                                       (4,345 )            (4,345 )

Equity in Earnings of Unconsolidated Joint Ventures                                     48,296              41,459
                                                                                 --------------     ---------------
                                                                                 --------------     ---------------

Net Income                                                                          $  346,438           $ 332,622
                                                                                 ==============     ===============

Allocation of Net Income:
    General partners                                                                 $   3,464           $   3,326
    Limited partners                                                                   342,974             329,296
                                                                                 --------------     ---------------

                                                                                    $  346,438           $ 332,622
                                                                                 ==============     ===============

Net Income Per Limited Partner Unit                                                  $    6.86            $   6.59
                                                                                 ==============     ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                                                   50,000              50,000
                                                                                 ==============     ===============
See accompanying notes to condensed financial statements

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                             Quarter Ended           Year Ended
                                                                               March 31,            December 31,
                                                                                  2000                  1999
                                                                           -------------------    ------------------
General partners:
    Beginning balance                                                             $   371,371            $  354,638
    Net income                                                                          3,464                16,733
                                                                           -------------------    ------------------
                                                                                      374,835               371,371
                                                                           -------------------    ------------------

Limited partners:
    Beginning balance                                                              15,229,572            15,515,634
    Net income                                                                        342,974             1,713,938
    Distributions ($10.00 and $40.00 per
       limited partner unit, respectively)                                           (500,000 )          (2,000,000 )
                                                                           -------------------    ------------------
                                                                                   15,072,546            15,229,572
                                                                           -------------------    ------------------

Total partners' capital                                                          $ 15,447,381          $ 15,600,943
                                                                           ===================    ==================
See accompanying notes to condensed financial statements

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                     Quarter Ended
                                                                                       March 31,
                                                                                2000               1999
                                                                           ---------------     --------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                   $ 389,592          $ 442,021
                                                                           ---------------     --------------

    Cash Flows from Investing Activities:
       Additions to land and building on operating
          lease                                                                        --           (326,996 )
       Investment in direct financing lease                                            --           (612,920 )
                                                                           ---------------     --------------
              Net cash used in investing activities                                    --           (939,916 )
                                                                           ---------------     --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                         (500,000 )         (500,000 )
       Distributions to holders of minority interests                              (5,042 )           (4,990 )
                                                                           ---------------     --------------
              Net cash used in financing activities                              (505,042 )         (504,990 )
                                                                           ---------------     --------------

Net Decrease in Cash and Cash Equivalents                                        (115,450 )       (1,002,885 )

Cash and Cash Equivalents at Beginning of Quarter                               1,011,733          2,047,140
                                                                           ---------------     --------------

Cash and Cash Equivalents at End of Quarter                                     $ 896,283         $1,044,255
                                                                           ===============     ==============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          quarter                                                               $ 500,000          $ 500,000
                                                                           ===============     ==============
See accompanying notes to condensed financial statements

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2000 and 1999


1.     Basis of Presentation:

        The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

        These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund III, Ltd. (the "Partnership") for the year ended December 31, 1999.

        The Partnership accounts for its 69.07% interest in Tuscawilla Joint Venture using the consolidation method. Minority interests represents the minority joint venture partners' proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

2.   Concentration of Credit Risk:

       The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for at least one of the quarters ended March 31:




                                          2000                       1999
                                  -------------------       --------------------

      Golden Corral Corporation             $    80,510             $     80,510
      IHOP Properties, Inc.                      70,189                      N/A

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2000 and 1999

2.     Concentration of Credit Risk-Continued:

       In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenant-in-common with affiliates of the general partners) for at least one of the quarters ended March 31:

                                           2000                  1999
                                     ----------------     ----------------

      Golden Corral Family
          Steakhouse Restaurants
                                       $     108,004         $    107,972
      IHOP                                    70,189                  N/A
      Pizza Hut                               67,134               62,468
      KFC                                     62,568               52,283


       The information denoted by N/A indicates that for each period presented, the tenant or the chains did not represent more than ten percent of the Partnership's total rental and earned income.

       Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any lessee or restaurant chain contributing more than ten percent of the Partnership's revenues could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

3.      Termination of Merger:

        On March 1, 2000, the general partners and CNL American Properties Fund, Inc. ("APF") mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund III, Ltd. (the "Partnership") is a Florida limited partnership that was organized on June 1, 1987 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of selected national and regional fast-food restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2000, the Partnership owned 28 Properties, which included interests in three Properties owned by joint ventures in which the Partnership is a co-venturer and four Properties owned with affiliates as tenants-in-common.

Capital Resources

         During the quarters ended March 31, 2000 and 1999, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $389,592 and $442,021, respectively. The decrease in cash from operations for the quarter ended March 31, 2000 was primarily a result of changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 2000, the Partnership had $896,283 invested in such short-term investments, as compared to $1,011,733 at December 31, 1999. The decrease in cash and cash equivalents was primarily attributable to the fact that during the quarter ended March 31, 2000, the Partnership paid certain liabilities from December 31, 1999. The funds remaining at March 31, 2000 after payment of distributions and other liabilities will be used to meet the Partnership's working capital and other needs.

Short Term Liquidity

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



         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations the Partnership declared distributions to limited partners of $500,000 for each of the quarters ended March 31, 2000 and 1999. This represents distributions of $10.00 per unit for each applicable quarter. No distributions were made to the general partners for the quarters ended March 31, 2000 and 1999. No amounts distributed to the limited partners for the quarters ended March 31, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, decreased to $708,562 at March 31, 2000 from $738,665 at December 31, 1999 primarily as a result of a decrease in accounts payable at March 31, 2000, as compared to December 31, 1999. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

                  The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarter ended March 31, 1999, the Partnership and its consolidated joint venture, Tuscawilla Joint Venture, owned and leased 23 wholly owned Properties (which included two Properties which were sold in 1999) and during the quarter ended March 31, 2000, the Partnership and its consolidated joint venture owned and leased 22 wholly owned Properties, to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2000 and 1999, the Partnership earned $416,860 and $426,846, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. Rental and earned income decreased by approximately $55,200 during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, as a result of the sale of two Properties during 1999. The decrease was partially offset by an increase in rental and earned income of approximately $45,500 due to the fact that during January 1999 and October 1999, the Partnership reinvested the net sales proceeds in two additional Properties.

         During the quarters ended March 31, 2000 and 1999, the Partnership also earned $21,728 and $2,981, respectively, in contingent rental income. Contingent rental income was lower during the quarter ended March 31, 1999 due to the fact that the Partnership adjusted estimated contingent rental amounts accrued at December 31, 1998, to actual amounts during the quarter ended March 31 ,1999.

         For the quarters ended March 31, 2000 and 1999, the Partnership owned and leased three Properties indirectly through joint venture arrangements and three Properties as tenants-in-common with affiliates of the general partners. In addition, during the quarter ended March 31, 2000, the Partnership owned and leased one additional Property as tenants-in-common with an affiliate of the general partners. In connection therewith, during the quarters ended March 31, 2000 and 1999, the Partnership earned income of $48,296 and $41,459, respectively, attributable to net income recorded by these joint ventures. The increase in net income earned by joint ventures during the quarter ended March 31, 2000 was primarily attributable to the fact that in October 1999, the Partnership reinvested a portion of the net sales proceeds from the sale of a Property during 1999, in a Property in Baytown, Texas, with an affiliate of the general partners as tenants-in common.

         During the quarter ended March 31, 2000, two of the Partnership's lessees, Golden Corral Corporation and IHOP Properties, Inc., each accounted for more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental income from Properties owned by joint ventures and Properties owned with affiliates of the general partners as tenant-in-common). It is anticipated that during the remainder of 2000, each of these lessees will continue to account for more than ten percent of the Partnership's total rental and earned income to which the Partnership is entitled under the terms of the leases. In addition, during the quarter ended March 31, 2000, four restaurant chains, Golden Corral Family Steakhouse Restaurants, IHOP, Pizza Hut and KFC, each accounted for more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from Properties owned by joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that these four restaurant chains each will continue to account for more than ten percent of the total rental income under the terms of its leases during the remainder of 2000. Any failure of these lessees or restaurant chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $154,792 and $150,789 for the quarters ended March 31, 2000 and 1999, respectively.

Termination of Merger

         On March 1, 2000, the general partners and CNL American Properties Fund, Inc. ("APF") mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners

Dismissal of Legal Action

As described in greater detail in Part II, Item 1 ("Legal Proceedings"), in 1999 two groups of limited partners in several CNL Income Funds filed purported class action suits against the general partners and APF alleging, among other things, that the general partners had breached their fiduciary duties in connection with the proposed Merger. These actions were later consolidated into one action. On April 25, 2000, the judge in the consolidated action issued a Stipulated Final Order of Dismissal of Consolidated Action, dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.

             On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

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

             On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds Litigation, Case No. 99-3561. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. On December 22, 1999, the general partners and CNL Group, Inc. filed motions to dismiss and motions to strike. On December 28, 1999, APF and CNL Fund Advisors, Inc. filed motions to dismiss. On March 6, 2000, all of the defendants filed a Joint Notice of Filing Form 8-K Reports and Suggestion of Mootness.

             On April 25, 2000, Judge Kirkwood issued a Stipulated Final Order of Dismissal of Consolidated Action, dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.

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

                      27            Financial Data Schedule (Filed herewith.)

(b)  Reports on Form 8-K

                      A Current Report on Form 8-K dated February 23, 2000 was filed on March 01, 2000, describing the Termination of the proposed merger of the Partnership with and into a subsidiary of CNL American Properties Fund, Inc.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of May, 2000.


                           CNL INCOME FUND III, LTD.

                           By:   CNL REALTY CORPORATION
                                 General Partner


                                 By:          /s/ James M. Seneff, Jr.
                                              ----------------------------------
                                              JAMES M. SENEFF, JR.
                                              Chief Executive Officer
                                              (Principal Executive Officer)


                                 By:          /s/ Robert A. Bourne
                                              ----------------------------------
                                              ROBERT A. BOURNE
                                              President and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)