Form 10-Q
period 2000-06-30
CNL INCOME FUND III LTD
filed 2000-08-10
CIK 817845

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended                 June 30, 2000
                                          --------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _________________________ to ____________________


                             Commission file number
                                     0-16850
                     ---------------------------------------


                            CNL Income Fund III, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                 59-2809460
----------------------------------------             ---------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


               450 South Orange Avenue
                  Orlando, Florida                              32801-3336
------------------------------------------------------    ----------------------
      (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                         (407) 540-2000
                                                --------------------------------

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



                                                                                                  Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                                                     1

                      Condensed Statements of Income                                               2

                      Condensed Statements of Partners' Capital                                    3

                      Condensed Statements of Cash Flows                                           4

                      Notes to Condensed Financial Statements                                      5-6

     Item 2.      Management's Discussion and Analysis of Financial                                7-10
                      Condition and Results of Operations

     Item 3.      Quantitative and Qualitative Disclosures About                                   10
                      Market Risk


Part II.

     Other Information                                                                             11-13







                                                                   4

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                                June 30,             December 31,
                                                                                  2000                   1999
                                                                           -------------------    -------------------
                               ASSETS

   Land and buildings on operating leases, less accumulated
       depreciation of $2,916,595 and $2,771,519, respectively
                                                                                 $ 11,627,690           $ 11,772,766
   Net investment in direct financing leases                                        1,111,449              1,120,608
   Investment in joint ventures                                                     2,400,535              2,418,036
   Cash and cash equivalents                                                          787,947              1,011,733
   Receivables, less allowance for doubtful accounts
       of $8,797 in 1999                                                               20,115                    658
   Due from related parties                                                             1,283                  2,300
   Prepaid expenses                                                                     7,681                  5,896
   Accrued rental income                                                              142,986                111,167
   Other assets                                                                        29,354                 29,354
                                                                           -------------------    -------------------

                                                                                 $ 16,129,040           $ 16,472,518
                                                                           ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                                   $20,663             $   76,247
   Escrowed real estate taxes payable                                                  14,735                 12,872
   Distributions payable                                                              500,000                500,000
   Due to related parties                                                             144,460                121,781
   Rents paid in advance                                                               24,624                 27,765
                                                                           -------------------    -------------------
       Total liabilities                                                              704,482                738,665

   Minority interest                                                                  131,393                132,910

   Partners' capital                                                               15,293,165             15,600,943
                                                                           -------------------    -------------------

                                                                                 $ 16,129,040           $ 16,472,518
                                                                           ===================    ===================

See accompanying notes to condensed financial statements




                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                               Quarter Ended                     Six Months Ended
                                                                  June 30,                           June 30,
                                                           2000             1999              2000              1999
                                                        ------------     ------------      ------------      ------------
Revenues:
    Rental income from operating leases                   $ 385,160        $ 297,471         $ 770,319         $ 680,349
    Earned income from direct financing leases               31,566          110,427            63,267           154,395
    Contingent rental income                                 14,572           26,437            36,300            29,418
    Interest and other income                                 7,160           37,862            25,851            54,332
                                                        ------------     ------------      ------------      ------------
                                                            438,458          472,197           895,737           918,494
                                                        ------------     ------------      ------------      ------------

Expenses:
    General operating and administrative                     40,773           29,310            74,976            64,032
    Professional services                                     2,774           10,874            12,082            14,162
    State and other taxes                                        --              924            12,084            13,541
    Depreciation                                             72,538           65,560           145,076           134,840
    Transaction costs                                        18,403           51,231            45,062            82,113
                                                        ------------     ------------      ------------      ------------
                                                            134,488          157,899           289,280           308,688
                                                        ------------     ------------      ------------      ------------

Income Before Minority Interest in Income
    of Consolidated Joint Venture, Equity in
    Earnings of Unconsolidated Joint Ventures,
    and Gain on Sale of Land and Buildings                  303,970          314,298           606,457           609,806

Minority Interest in Income of Consolidated
    Joint Venture                                            (4,229 )         (4,232 )          (8,574 )          (8,577 )

Equity in Earnings of Unconsolidated
    Joint Ventures                                           46,043           41,998            94,339            83,457

Gain on Sale of Land and Buildings                               --          293,512                --           293,512
                                                        ------------     ------------      ------------      ------------

Net Income                                                $ 345,784        $ 645,576         $ 692,222         $ 978,198
                                                        ============     ============      ============      ============

Allocation of Net Income:
    General partners                                       $  3,458         $  5,883          $  6,922          $  9,209
    Limited partners                                        342,326          639,693           685,300           968,989
                                                        ------------     ------------      ------------      ------------

                                                          $ 345,784        $ 645,576         $ 692,222         $ 978,198
                                                        ============     ============      ============      ============

Net Income Per Limited Partner Unit                        $   6.85         $  12.79          $  13.71          $  19.38
                                                        ============     ============      ============      ============

Weighted Average Number of Limited Partner
    Units Outstanding                                        50,000           50,000            50,000            50,000
                                                        ============     ============      ============      ============

See accompanying notes to condensed financial statements




                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                        Six Months Ended             Year Ended
                                                                            June 30,                December 31,
                                                                              2000                      1999
                                                                     -----------------------    ---------------------

General partners:
    Beginning balance                                                          $    371,371               $  354,638
    Net income                                                                        6,922                   16,733
                                                                     -----------------------    ---------------------
                                                                                    378,293                  371,371
                                                                     -----------------------    ---------------------

Limited partners:
    Beginning balance                                                            15,229,572               15,515,634
    Net income                                                                      685,300                1,713,938
    Distributions ($20.00 and $40.00 per
       limited partner unit, respectively)                                       (1,000,000 )             (2,000,000 )
                                                                     -----------------------    ---------------------
                                                                                 14,914,872               15,229,572
                                                                     -----------------------    ---------------------

Total partners' capital                                                      $   15,293,165             $ 15,600,943
                                                                     =======================    =====================

See accompanying notes to condensed financial statements



                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                2000               1999
                                                                           ---------------     --------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                   $ 786,305          $ 958,915
                                                                           ---------------     --------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and buildings                                         --          1,792,169
       Addition to land and buildings on
          operating leases                                                             --           (326,996 )
       Investment in direct financing lease                                            --           (612,920 )
       Increase in restricted cash                                                     --         (1,091,192 )
                                                                           ---------------     --------------
              Net cash used in investing activities                                    --           (238,939 )
                                                                           ---------------     --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                       (1,000,000 )       (1,000,000 )
       Distributions to holders of minority interest                              (10,091 )           (9,979 )
                                                                           ---------------     --------------
              Net cash used in financing activities                            (1,010,091 )       (1,009,979 )
                                                                           ---------------     --------------

Net Decrease in Cash and Cash Equivalents                                        (223,786 )         (290,003 )

Cash and Cash Equivalents at Beginning of Period                                1,011,733          2,047,140
                                                                           ---------------     --------------

Cash and Cash Equivalents at End of Period                                      $ 787,947         $1,757,137
                                                                           ===============     ==============


Supplemental Schedule of Non-Cash Financing Activities:

       Distributions declared and unpaid at end of
          period                                                                $ 500,000          $ 500,000
                                                                           ===============     ==============
See accompanying notes to condensed financial statements



                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2000 and 1999


1.     Basis of Presentation:

        The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.   Concentration of Credit Risk:

       The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for at least one of the six month periods ended June 30:

                                                                      2000                       1999
                                                              ----------------------    -----------------------
      Golden Corral Corporation                                        $    161,019               $    161,019
      IHOP Properties, Inc.                                                 140,348                        N/A




                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2000 and 1999


2.     Concentration of Credit Risk-Continued:

       In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenant-in-common with affiliates of the general partners) for at least one of the six month periods ended June 30:

                                                                    2000                         1999
                                                          -------------------------     -----------------------
      Golden Corral Family Steakhouse Restaurants
                                                                         $ 216,008                   $ 215,976
      IHOP                                                                 140,348                         N/A
      KFC                                                                  135,542                     131,940
      Pizza Hut                                                            117,104                     113,359

       The information denoted by N/A indicates that for each period presented, the tenant or the chain did not represent more than ten percent of the Partnership's total rental and earned income.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund III, Ltd. (the "Partnership") is a Florida limited partnership that was organized on June 1, 1987 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of selected national and regional fast-food restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2000, the Partnership owned 28 Properties, which included interests in three Properties owned by joint ventures in which the Partnership is a co-venturer and four Properties owned with affiliates as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 2000 and 1999 was generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $786,305 and $958,915, respectively. The decrease in cash from operations for the six months ended June 30, 2000 was primarily a result of changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 2000, the Partnership had $787,947 invested in such short-term investments, as compared to $1,011,733 at December 31, 1999. The funds remaining at June 30, 2000, after payment of distributions and other liabilities will be used to meet the Partnership's working capital and other needs.

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

         Total liabilities of the Partnership, including distributions payable, decreased to $704,482 at June 30, 2000 from $738,665 at December 31, 1999 primarily as a result of a decrease in accounts payable at June 30, 2000, as compared to December 31, 1999. The decrease was partially offset by an increase in amounts due to related parties at June 30, 2000, as compared to December 31, 1999. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations the Partnership declared distributions to limited partners of $1,000,000 for each of the six months ended June 30, 2000 and 1999 ($500,000 for each of the quarters ended June 30, 2000 and 1999). This represents distributions of $20.00 per unit for each of the six months ended June 30, 2000 and 1999 ($10.00 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2000 and 1999. No amounts distributed to the limited partners for the quarters ended June 30, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

                  The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 1999, the Partnership and its consolidated joint venture, Tuscawilla Joint Venture, owned and leased 23 wholly owned Properties (which included two Properties which were sold in 1999) and during the six months ended June 30, 2000, the Partnership and its consolidated joint venture owned and leased 22 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 2000 and 1999, the Partnership earned $833,586 and $834,744, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $416,726 and $407,898 of which was earned during the quarters ended June 30, 2000 and 1999, respectively.

         In addition, during the six months ended June 30, 2000 and 1999, the Partnership earned $25,851 and $54,332, respectively, in interest and other income, $7,160 and $37,862 of which was earned during the quarters ended June 30, 2000 and 1999, respectively. Interest and other income were higher during the quarter and six months ended June 30, 1999, as compared to the quarter and six months ended June 30, 2000, partially due to the fact that during the quarter and six months ended June 30, 1999, the Partnership recorded approximately $14,400 relating to a partial condemnation of one of its Properties. In addition, interest and other income were higher during the quarter and six months ended June 30, 1999 due to the fact that the Partnership recorded approximately $7,500 in interest income earned on the net sales proceeds received from the sale of a Property in April 1999, which were held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional Property on behalf of the Partnership.

         During the six months ended June 30, 2000 and 1999, the Partnership owned and leased two Properties indirectly through joint venture arrangements and three Properties as tenants-in-common with affiliates of the general partners. In addition, during the six months ended June 30, 2000, the Partnership owned and leased one additional Property as tenants-in-common with an affiliate of the general partners. In connection therewith, during the six months ended June 30, 2000 and 1999, the Partnership earned income of $94,339 and $83,457, respectively, $46,043 and $41,998 of which was earned during the quarters ended June 30, 2000 and 1999, respectively. The increase in net income earned by joint ventures during the quarter and six months ended June 30, 2000 was primarily attributable to the fact that in October 1999, the Partnership reinvested a portion of the net sales proceeds from a 1999 sale of a Property, in a Property in Baytown, Texas, with an affiliate of the general partners as tenants-in common.

         During the six months ended June 30, 2000, two of the Partnership's lessees, Golden Corral Corporation and IHOP Properties, Inc., each accounted for more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental income from Properties owned by joint ventures and Properties owned with affiliates of the general partners as tenant-in-common). It is anticipated that during the remainder of 2000, each of these lessees will continue to account for more than ten percent of the
Partnership's total rental and earned income to which the Partnership is entitled under the terms of the leases. In addition, during the six months ended June 30, 2000, four restaurant chains, Golden Corral Family Steakhouse Restaurants, IHOP, Pizza Hut and KFC, each accounted for more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from Properties owned by joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that these four restaurant chains each will continue to account for more than ten percent of the total rental income under the terms of its leases during the remainder of 2000. Any failure of these lessees or restaurant chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $289,280 and $308,688 during the six months ended June 30, 2000 and 1999, respectively, of which $134,488 and $157,899 were incurred during the quarters ended June 30, 2000 and 1999, respectively. The decrease in operating expenses during the quarter and six months ended June 30, 2000, as compared to the quarter and six months ended June 30, 1999, was primarily attributable to the fact that the Partnership incurred less transaction costs during the quarter and six months ended June 30, 2000, related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF") due to the termination of the proposed merger, as described below in "Termination of Merger." The decrease in operating expenses during the quarter and six months ended June 30, 2000, was partially offset by (i) an increase in depreciation expense as a result of the fact that,the Partnership acquired a Property in Auburn, Alabama in October 1999 and (ii) an increase in administrative expenses for servicing the Partnership and its Properties.

         As a result of the sales of two Properties during the quarter and six months ended June 30, 1999, the Partnership recognized total gains of $293,512 for financial reporting purposes. No Properties were sold during the quarter and six months ended June 30, 2000.

Termination of Merger

         On March 1, 2000, the general partners and APF mutually agreed to terminate the Agreement and Plan of Merger (the "Merger") entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners

Dismissal of Legal Action

         As described in greater detail in Part II, Item 1. "Legal Proceedings," in 1999, two groups of limited partners in several CNL Income Funds filed purported class action suits against the general partners and APF alleging, among other things, that the general partners had breached their fiduciary duties in connection with the proposed merger. These actions were later consolidated into one action. On April 25, 2000, the judge in the consolidated action issued an order dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.



                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings.

              On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed merger. The plaintiffs sought unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, included allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and sought additional equitable relief. As amended, the caption of the case was Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen
              M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

              On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case No. CIO-99-3796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed merger. The plaintiff sought unspecified damages and equitable relief.

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

     27 Financial Data Schedule (Filed herewith.)

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of August, 2000.


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