Form 10-Q
period 2000-09-30
CNL INCOME FUND III LTD
filed 2000-11-13
CIK 817845

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2000
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ____________________ to ______________________


                             Commission file number
                                     0-16850
                     ---------------------------------------


                            CNL Income Fund III, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                           59-2809460
------------------------------------------            -----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


450 South Orange Avenue
Orlando, Florida                                             32801-3336
------------------------------------------             ----------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number
(including area code)                                      (407) 540-2000
                                                       ----------------------


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




                                                                         Page
Part I.

     Item 1.    Financial Statements:

                    Condensed Balance Sheets                              1

                    Condensed Statements of Income                        2

                    Condensed Statements of Partners' Capital             3

                    Condensed Statements of Cash Flows                    4

                    Notes to Condensed Financial Statements               5-7

     Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   8-11

     Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risk                                           11


Part II.

     Other Information                                                    12-13

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             September 30,           December 31,
                                                                                  2000                   1999
                                                                           -------------------    -------------------
                               ASSETS


   Land and buildings on operating leases, less accumulated
       depreciation of $2,839,492 and $2,771,519, respectively                   $ 11,100,002           $ 11,772,766
   Net investment in direct financing leases                                        1,106,665              1,120,608
   Investment in joint ventures                                                     2,395,848              2,418,036
   Cash and cash equivalents                                                        1,195,502              1,011,733
   Receivables, less allowance for doubtful accounts
       of $8,406 and $8,797, respectively                                               7,955                    658
   Due from related parties                                                             1,153                  2,300
   Prepaid expenses                                                                     5,099                  5,896
   Accrued rental income                                                              139,345                111,167
   Other assets                                                                        29,354                 29,354
                                                                           -------------------    -------------------

                                                                                 $ 15,980,923           $ 16,472,518
                                                                           ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                              $     22,399           $     76,247
   Escrowed real estate taxes payable                                                   7,475                 12,872
   Distributions payable                                                            1,037,500                500,000
   Due to related parties                                                             123,232                121,781
   Rents paid in advance                                                                   --                 27,765
                                                                           -------------------    -------------------
       Total liabilities                                                            1,190,606                738,665

   Minority interest                                                                  130,696                132,910

   Partners' capital                                                               14,659,621             15,600,943
                                                                           -------------------    -------------------

                                                                                 $ 15,980,923           $ 16,472,518
                                                                           ===================    ===================




           See accompanying notes to condensed financial statements.


                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                               Quarter Ended                      Nine Months Ended
                                                               September 30,                        September 30,
                                                           2000             1999               2000               1999
                                                        ------------     ------------      --------------     --------------
Revenues:
    Rental income from operating leases                   $ 383,424        $ 346,531         $ 1,153,743        $ 1,026,880
    Earned income from direct financing leases               31,429           31,957              94,696            186,352
    Contingent rental income                                 20,045           13,867              56,345             43,285
    Interest and other income                                 8,711           28,324              34,562             82,656
                                                        ------------     ------------      --------------     --------------
                                                            443,609          420,679           1,339,346          1,339,173
                                                        ------------     ------------      --------------     --------------

Expenses:
    General operating and administrative                     37,640           26,970             112,616             91,002
    Professional services                                     5,219            3,865              17,301             18,027
    State and other taxes                                        --               --              12,084             13,541
    Depreciation and amortization                            72,004           63,701             217,080            198,541
    Transaction costs                                            --           37,879              45,062            119,992
                                                        ------------     ------------      --------------     --------------

                                                            114,863          132,415             404,143            441,103
                                                        ------------     ------------      --------------     --------------

Income Before Minority Interest in Income of
    Consolidated Joint Venture, Equity in Earnings
 of Unconsolidated Joint Ventures and
    Gain on Sale of Land and Buildings                      328,746          288,264             935,203            898,070

Minority Interest in Income of Consolidated
    Joint Venture                                            (4,352 )         (4,357 )           (12,926 )          (12,934 )

Equity in Earnings  of Unconsolidated
    Joint Ventures                                           47,411           41,415             141,750            124,872

Gain on Sale of Land and Buildings                           32,151               --              32,151            293,512
                                                        ------------     ------------      --------------     --------------

Net Income                                                $ 403,956        $ 325,322         $ 1,096,178        $ 1,303,520
                                                        ============     ============      ==============     ==============

Allocation of Net Income:
    General partners                                       $  4,040         $  3,253           $  10,962          $  12,462
    Limited partners                                        399,916          322,069           1,085,216          1,291,058
                                                        ------------     ------------      --------------     --------------

                                                          $ 403,956        $ 325,322         $ 1,096,178        $ 1,303,520
                                                        ============     ============      ==============     ==============

Net Income Per Limited Partner Unit                        $   8.00         $   6.44           $   21.70          $   25.82
                                                        ============     ============      ==============     ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                        50,000           50,000              50,000             50,000
                                                        ============     ============      ==============     ==============

           See accompanying notes to condensed financial statements.


                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                           Nine Months Ended               Year Ended
                                                             September 30,                December 31,
                                                                 2000                         1999
                                                       --------------------------     ----------------------

General partners:
    Beginning balance                                               $    371,371                $   354,638
    Net income                                                            10,962                     16,733
                                                       --------------------------     ----------------------
                                                                         382,333                    371,371
                                                       --------------------------     ----------------------

Limited partners:
    Beginning balance                                                 15,229,572                 15,515,634
    Net income                                                         1,085,216                  1,713,938
    Distributions ($40.75 and $40.00 per
       limited partner unit, respectively)                            (2,037,500 )               (2,000,000 )
                                                       --------------------------     ----------------------
                                                                      14,277,288                 15,229,572
                                                       --------------------------     ----------------------

Total partners' capital                                           $   14,659,621               $ 15,600,943
                                                       ==========================     ======================


           See accompanying notes to condensed financial statements.



                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                           Nine Months Ended
                                                                             September 30,
                                                                        2000               1999
                                                                   ---------------     --------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                         $ 1,191,544        $ 1,263,641
                                                                   ---------------     --------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and buildings                           507,365          1,792,169
       Addition to land and buildings on
          operating leases                                                     --           (326,996 )
       Investment in direct financing lease                                    --           (612,920 )
       Increase in restricted cash                                             --         (1,091,192 )
                                                                   ---------------     --------------
              Net cash provided by (used in) investing
                  activities                                              507,365           (238,939 )
                                                                   ---------------     --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                               (1,500,000 )       (1,500,000 )
       Distributions to holders of minority interest                      (15,140 )          (15,032 )
                                                                   ---------------     --------------
              Net cash used in financing activities                    (1,515,140 )       (1,515,032 )
                                                                   ---------------     --------------

Net Increase (Decrease) in Cash and Cash
    Equivalents                                                           183,769           (490,330 )

Cash and Cash Equivalents at Beginning of Period                        1,011,733          2,047,140
                                                                   ---------------     --------------

Cash and Cash Equivalents at End of Period                            $ 1,195,502        $ 1,556,810
                                                                   ===============     ==============

Supplemental Schedule of Non-Cash Financing Activities:

       Distributions declared and unpaid at end of
          period                                                      $ 1,037,500         $  500,000
                                                                   ===============     ==============


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

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

         Certain items in the prior years' financial statements have been reclassified to confirm to 2000 presentation. These reclassifications had no effect on partners' capital or net income.

2.       Land and Building on Operating Leases:

         In September 2000, the Partnership sold its property in Plant City, Florida to a third party for $509,865, and received net sales proceeds of $507,365, resulting in a gain of $32,151 for financial reporting purposes.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


3.       Allocations and Distributions:

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

         During  the  nine  months  ended  September  30,  2000  and  1999,  the
         Partnership declared distributions to the limited partners of $2,037,500 and $1,500,000, respectively ($1,037,500 and $500,000 for the quarters ended September 30, 2000 and 1999, respectively). This represents distributions of $40.75 and $30.00 per unit for the nine months ended September 30, 2000 and 1999, respectively ($20.75 and $10.00 per unit for the quarters ended September 30, 2000 and 1999, respectively). Distributions for the nine months ended September 30, 2000, included $600,000 in a special distribution, as a

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


3.       Allocations and Distributions - Continued:

         result of the distribution of net sales proceeds from the 1999 sale of the property in Flagstaff, Arizona, and the 2000 sale of the property is Plant City, Florida. This amount was applied toward the limited partners' cumulative 10% Preferred Return. No distributions have been made to the general partners to date.

4.       Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the property held as tenant-in-common with affiliates of the general partners) for at least one of the nine month periods ended September 30:

                                                                          2000                   1999
                                                                    ------------------     ------------------
             Golden Corral Family Steakhouse Restaurants
                                                                           $  315,606             $  323,980
             IHOP                                                             210,476                    N/A
             KFC                                                              200,343                196,899
             Pizza Hut                                                        167,073                163,329

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the chain did not represent more than ten percent of the Partnership's total rental and earned income.

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

5.      Termination of Merger:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund III, Ltd. (the "Partnership") is a Florida limited partnership that was organized on June 1, 1987 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of selected national and regional fast-food restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2000, the Partnership owned 27 Properties, which included interests in three Properties owned by joint ventures in which the Partnership is a co-venturer and four Properties owned with affiliates as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 2000 and 1999 was generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $1,191,544 and $1,263,641, respectively. The decrease in cash from operations for the nine months ended September 30, 2000 was primarily a result of changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties and any net sales proceeds from the sale of Properties, pending the distribution to limited partners, are invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 2000, the Partnership had $1,195,502 invested in such short-term investments, as compared to $1,011,733 at December 31, 1999. The funds remaining at September 30, 2000, after payment of distributions and other liabilities will be used to meet the Partnership's working capital and other needs.

         In September 2000, the Partnership sold its Property in Plant City, Florida to a third party for $509,865 and received net sales proceeds of $507,365, resulting in a gain of $32,151 for financial reporting purposes. Net proceeds from the sale of the property were distributed to the limited partners.

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

         Total liabilities of the Partnership, including distributions payable, increased to $1,190,606 at September 30, 2000 from $738,665 at December 31, 1999 primarily as a result of the Partnership accruing a special distribution of net sales proceeds of $600,000 from the sale of the Properties in Flagstaff, Arizona and Plant City, Florida as described below, payable to the limited partners at September 30, 2000. The increase was partially offset by a decrease in accounts payable at September 30, 2000, as compared to December 31, 1999. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the nine months ended September 30, 2000, a portion of the proceeds received from the 1999 sale of the Property in Flagstaff, Arizona, and the 2000 sale of the Property in Plant City, Florida, the Partnership declared distributions to limited partners of $2,037,500 and $1,500,000, for the nine months ended September 30, 2000 and 1999, respectively ($1,037,500 and $500,000 for the quarters ended September 30, 2000 and 1999, respectively.) This represents distributions of $40.75 and $30.00 per unit for the nine months ended September 30, 2000 and 1999 respectively ($20.75 and $10.00 for the quarters ended September 30, 2000 and 1999, respectively.) The distribution for the quarter ended September 30, 2000, included $600,000 of net sales proceeds from the sale of the Properties in Flagstaff, Arizona and Plant City, Florida . This special distribution was effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, it was applied to the limited partner's unpaid cumulative 10% Preferred Return. As a result of the sale of the Properties, the Partnership's total revenue was reduced and is expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses remained and are expected to remain fixed. Therefore, distributions of net cash flow were adjusted commencing during the quarter ended September 30, 2000. No distributions were made to the general partners for the quarters and nine months ended September 30, 2000 and 1999. No amounts distributed to the limited partners for the nine months ended September 30, 2000 and 1999, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the nine months ended September 30, 1999, the Partnership and its consolidated joint venture, Tuscawilla Joint Venture, owned and leased 23 wholly owned Properties (which included two Properties which were sold in 1999) and during the nine months ended September 30, 2000, the Partnership and its consolidated joint venture owned and leased 22 wholly owned Properties (including one Property which was sold in 2000) to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 2000 and 1999, the Partnership earned $1,248,439 and $1,213,232, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $414,853 and $378,488 of which was earned during the quarters ended September 30, 2000 and 1999, respectively. Even though rental and earned income decreased by approximately $1,700 and $86,200 during the quarter and nine months ended September 30, 2000, respectively, as a result of the sale of two Properties in 1999 and one Property in 2000, the decrease was offset by an increase in rental and earned income of approximately $38,400 and $122,300 during the quarter and nine months ended September 30, 2000, respectively, due to the Partnership reinvesting the net sales proceeds from the 1999 Property sales in two additional Properties in January and October 1999.

         In addition, during the nine months ended September 30, 2000 and 1999, the Partnership earned $56,345 and $43,285, respectively, in contingent rental income, $20,045 and $13,867 of which were earned during the quarters ended September 30, 2000 and 1999, respectively. Contingent rental income was lower during the quarter and nine months ended September 30, 1999 due to the Partnership adjusting estimated contingent rent accruals at December 31, 1998, to actual amounts earned during the quarter and nine months ended September 30, 1999.

         In addition, during the nine months ended September 30, 2000 and 1999, the Partnership earned $34,562 and $82,656, respectively, in interest and other income, $8,711 and $28,324 of which was earned during the quarters ended September 30, 2000 and 1999, respectively. Interest and other income were higher during the nine months ended September 30, 1999, as compared to the nine months ended September 30, 2000, partially due to the fact that during the nine months ended September 30, 1999, the Partnership recorded approximately $14,400 relating to a partial condemnation of one of its Properties. In addition, interest and other income were higher during the quarter and nine months ended September 30, 1999 due to the fact that during the quarter and nine months ended September 30, 1999, the Partnership recorded approximately $18,600 and $27,400, respectively in interest income earned on the net sales proceeds received from the sale of Properties in 1999, which were held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional Property on behalf of the Partnership.

         During the nine months ended September 30, 2000 and 1999, the Partnership owned and leased two Properties indirectly through joint venture arrangements and three Properties as tenants-in-common with affiliates of the general partners. In addition, during the nine months ended September 30, 2000, the Partnership owned and leased one additional Property as tenants-in-common with an affiliate of the general partners. In connection therewith, during the nine months ended September 30, 2000 and 1999, the Partnership earned income of $141,750 and $124,872, respectively, $47,411 and $41,415 of which was earned during the quarters ended September 30, 2000 and 1999, respectively. The increase in net income earned by joint ventures during the quarter and nine months ended September 30, 2000 was primarily attributable to the fact that in October 1999, the Partnership reinvested a portion of the net sales proceeds from a 1999 sale of a Property, in a Property in Baytown, Texas, with an affiliate of the general partners as tenants-in common.

         During the nine months ended September 30, 2000, four restaurant chains, Golden Corral Family Steakhouse Restaurants, IHOP, Pizza Hut and KFC, each accounted for more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from Properties owned by joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that these four restaurant chains each will continue to account for more than ten percent of the total rental income under the terms of its leases during the remainder of 2000. Any failure of these lessees or restaurant chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $404,143 and $441,103 during the nine months ended September 30, 2000 and 1999, respectively, of which $114,863 and $132,415 were incurred during the quarters ended September 30, 2000 and 1999, respectively. The decrease in operating expenses during the quarter and nine months ended September 30, 2000, as compared to the quarter and nine months ended September 30, 1999, was primarily attributable to the fact that the Partnership incurred less transaction costs during the quarter and nine months ended September 30, 2000, related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF") due to the termination of the proposed merger, as described below in "Termination of Merger." The decrease in operating expenses during the quarter and nine months ended September 30, 2000, was partially offset by (i) an increase in depreciation expense as a result of the fact that the Partnership acquired a Property in Auburn, Alabama in October 1999 and (ii) an increase in administrative expenses for servicing the Partnership and its Properties.

         For the quarter and nine months ended September 30, 2000, the Partnership sold one Property resulting in a gain of $32,151 for financial reporting purposes, as described above in "Capital Resources." As a result of the sales of two Properties during the nine months ended September 30, 1999, the Partnership recognized total gains of $293,512 for financial reporting purposes.

Termination of Merger

         On March 1, 2000, the general partners and APF mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

               27       Financial Data Schedule (Filed herewith.)

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of November, 2000.


                                           CNL INCOME FUND III, LTD.

                                           By: CNL REALTY CORPORATION
                                               General Partner


                                               By:/s/ James M. Seneff, Jr.
                                                  --------------------------
                                                  JAMES M. SENEFF, JR.
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


                                               By:/s/ Robert A. Bourne
                                                  --------------------------
                                                  ROBERT A. BOURNE
                                                  President and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)