Form 10-K
period 2000-12-31
CNL INCOME FUND III LTD
filed 2001-04-02
CIK 817845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

         During 1997, the Partnership sold its Properties in Chicago, Illinois; Bradenton, Florida; Kissimmee, Florida; Roswell, Georgia and Mason City, Iowa. The Partnership reinvested a portion of these net sales proceeds in a Property in Fayetteville, North Carolina. In addition, the Partnership reinvested a portion of these net sales proceeds in three Properties, one each in Englewood, Colorado; Miami, Florida; and Overland Park, Kansas, as tenants-in-common, with affiliates of the General Partners during 1997 and 1998. During 1998, the Partnership sold its Properties in Daytona Beach, Fernandina Beach, and Punta Gorda, Florida; Hazard, Kentucky; and a Po Folks Property in Hagerstown, Maryland. The Partnership reinvested a portion of the net sales proceeds in a joint venture arrangement, RTO Joint Venture, with an affiliate of the General Partners to purchase, construct and hold one Property. During 1999, the Partnership sold its Perkins Property in Flagstaff, Arizona and its Denny's Property in Hagerstown, Maryland. The Partnership reinvested the majority of the remaining net sales proceeds from the 1998 and 1999 sales in a Property in Baytown, Texas as Tenants-in Common, with affiliates of the General Partners, and in Properties in Montgomery, Alabama; and a Property in Auburn, Alabama. During 2000, the Partnership sold its Property in Plant City, Florida.

         As a result of the above transactions, as of December 31, 2000, the Partnership owned 27 Properties. The 27 Properties include interests in three Properties owned by joint ventures in which the Partnership is a co-venturer and four Properties owned with affiliates of the General Partners as tenants-in-common. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant Properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable. The General Partners are continuing to evaluate strategic alternatives for the Partnership including alternatives to provide liquidity to the Limited Partners.

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

         Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 21 of the Partnership's 27 Properties also have been granted options to purchase Properties at each Property's then fair market value, or pursuant to a formula based on the original cost of the Property, if greater, after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent firm. Additionally, certain leases provide the lessee an option to purchase up to a 49 percent interest in the Property, after a specified portion of the lease term has elapsed, at an option purchase price similar to that described above, multiplied by the percentage interest in the Property with respect to which the option is being exercised.

         The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership must first offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

Major Tenants

         During 2000, two lessees of the Partnership, Golden Corral Corporation and IHOP Properties, Inc., each contributed more than ten percent of the Partnership's total rental and earned income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental and earned income from two Properties owned by unconsolidated joint ventures and four Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2000, Golden Corral Corporation was the lessee under leases relating to five restaurants, and IHOP Properties Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these lessees will continue to contribute more than ten percent of the Partnership's total rental and earned income in 2001. In addition, three Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), IHOP, and KFC, each accounted for more than ten percent of the Partnership's total rental and earned income in 2000 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental and earned income from two Properties owned by unconsolidated joint ventures and four Properties owned with affiliates of the General Partners as tenants-in-common). In 2001, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of total rental and income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or any of these Restaurant Chains could materially affect the Partnership's income, if the Partnership is not able to re-lease these Properties in a timely manner. As of December 31, 2000, Golden Corral Corporation leased Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The Partnership has entered into a joint venture arrangement, Tuscawilla Joint Venture, with three unaffiliated entities to purchase and hold one Property. In addition, the Partnership has entered into two separate joint venture arrangements: Titusville Joint Venture with CNL Income Fund IV, Ltd., an affiliate of the General Partners, to purchase and hold one Property; and RTO
Joint Venture with CNL Income Fund V, Ltd., an affiliate of the General Partners, to construct and hold one Property. Construction for the Property owned by RTO Joint Venture was completed and rent commenced in December 1998. The affiliates are limited partnerships organized pursuant to the laws of the state of Florida.

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

         In addition to the above joint venture arrangements, the Partnership has entered into four agreements to hold a Property as tenants-in-common: one in Englewood, Colorado, with CNL Income Fund IX, Ltd.; one in Overland Park, Kansas, with CNL Income Fund II, Ltd. and CNL Income Fund VI, Ltd.; one in Miami, Florida, with CNL Income Fund VII, Ltd., CNL Income Fund X, Ltd., and CNL Income Fund XIII, Ltd.; and one in Baytown, Texas, with CNL Income Fund VI, Ltd. Each of the CNL Income Funds is an affiliate of the General Partners. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Properties in proportion to each party's percentage interest. The Partnership owns a 33 percent, 25.87%, 9.84% and 20 percent interest in the Properties, respectively.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of APF, the parent Company of CNL Fund Advisors, Inc., perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2000, the Partnership owned 27 Properties. Of the 27 Properties, 20 are owned by the Partnership in fee simple, three are owned through joint venture arrangements and four are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 11,800 to 74,600 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 2000 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed for the year ended December 31, 2000.

               State                                Number of Properties

               Alabama                                         2
               Arizona                                         1
               California                                      1
               Colorado                                        1
               Florida                                         5
               Georgia                                         1
               Illinois                                        1
               Indiana                                         1
               Kansas                                          2
               Michigan                                        1
               Minnesota                                       1
               Missouri                                        1
               Nebraska                                        1
               North Carolina                                  1
               Oklahoma                                        1
               Texas                                           6
                                                         --------------
               TOTAL PROPERTIES                               27
                                                         ==============

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,900 to 7,900 square feet. Generally, all buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2000, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 31.5 and 40 years for federal income tax purposes.

         As of December 31, 2000, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures (including the Properties owned through tenancy in common arrangements) for federal income tax purposes was $14,094,079 and $9,419,158, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 2000 by Restaurant Chain. Restaurant Chain Number of Properties

                Burger King                                         2
                Chevy's Fresh Mex                                   1
                Darryl's                                            1
                Golden Corral                                       6
                IHOP                                                4
                KFC                                                 4
                Pizza Hut                                           4
                Po Folks                                            1
                Red Oak Steakhouse                                  1
                Ruby Tuesday                                        1
                Taco Bell                                           2
                                                              --------------
                TOTAL PROPERTIES                                   27
                                                              ==============

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

         At December 31, 2000, 1999, 1998, 1997, and 1996, the Properties were 96%, 98%, 98%, 93%, and 94% occupied, respectively. The following is a schedule of the average rent per Property for each of the years ended December 31:


                                  2000              1999              1998              1997               1996
                               -------------     -------------    ---------------    --------------    ---------------

Rental Revenues (1)              $1,947,948       $ 1,939,767        $ 1,798,973        $2,116,623         $2,469,718
Properties (2)                           26                27                 27                28                 31
Average Rent per
     Property                      $ 74,921         $  71,843          $  66,629         $  75,594          $  79,668


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

         The following is a schedule of lease expirations for leases in place as of December 31, 2000 for the next ten years and thereafter.

                                                                                       Percentage of
                   Expiration Year          Number              Annual Rental           Gross Annual
                                           of Leases               Revenues            Rental Income
                   -----------------    ----------------       -----------------      -----------------

                   2001                             --                $     --                  --
                   2002                              5                 322,038              17.41%
                   2003                             --                      --                  --
                   2004                             --                      --                  --
                   2005                             --                      --                  --
                   2006                              1                  87,849               4.75%
                   2007                              4                 190,856              10.32%
                   2008                              5                 370,481              20.03%
                   2009                             --                      --                  --
                   2010                              1                  47,274               2.53%
                   Thereafter                       10                 831,692              44.96%
                                                                                      -------------
                                             ----------        ----------------
                   Total (1)                        26            $  1,850,190             100.00%
                                             ==========        ================       =============


(1)      Excludes one Property which was vacant at December 31, 2000.

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2000 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Golden Corral Corporation leases five Golden Corral restaurants pursuant to leases, each with an initial term of 15 years (expiring in 2002) and an average minimum base annual rent of approximately $64,400 (ranging from approximately $48,000 to $76,400).

         IHOP Properties, Inc. leases four IHOP restaurants. The initial term of each lease is 20 years (expiring between 2017 and 2019) and the average minimum base annual rent is approximately $143,800 (ranging from approximately $120,200 to $163,200).


Item 3.  Legal Proceedings

         Neither the Partnership, nor its General Partners or any affiliate of the General Partners, nor any of their respective Properties, is party to, or subject to, any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2001, there were 2,037 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2000, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners had the right to prohibit transfers of Units. From inception through December 31, 2000, the price paid for any Unit transferred pursuant to the Plan ranged from $382.50 to $475 per Unit. The price paid for any Units transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2000 and 1999 other than pursuant to the Plan, net of commissions.


                                            2000 (1)                                    1999 (1)
                              -------------------------------------        ------------------------------------
                                 High         Low         Average           High         Low         Average
                                --------    ---------    ----------        --------    ---------    -----------
    First Quarter                  $324         $324          $324            $400         $343           $371
    Second Quarter                  404          316           360             389          389            389
    Third Quarter                   320          283           306             354          285            324
    Fourth  Quarter                 300          267           297             352          318            345



(1) A total of 215 and 387.5 Units were transferred other than pursuant to the Plan for the years ended December 31, 2000 and 1999, respectively.

         The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.
         For the years ended December 31, 2000 and 1999, the Partnership declared cash distributions of $2,475,000 and $2,000,000, respectively, to the Limited Partners. Distributions during 2000 included $600,000 in a special distribution, as a result of the distribution of net sale proceeds from the 2000 sale of the Property in Plant City, Florida. This amount was applied toward the Limited Partners' cumulative 10% Preferred Return. No distributions have been made to the General Partners to date. This special distribution was effectively a return of a portion of the Limited Partners' investment, although, in accordance with the Partnership agreement, it was applied to the Limited Partners' unpaid cumulative preferred return. The reduced number of Properties for which the Partnership receives rental payments, as well as ongoing operations, reduced the Partnership's revenues. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, resulted in a decrease in cash distributions to the Limited Partners during 2000. No amounts distributed to the Limited Partners for the years ended December 31, 2000 and 1999, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.


                                                                  2000               1999
                                                              -------------      --------------

                     First Quarter                               $ 500,000           $ 500,000
                     Second Quarter                                500,000             500,000
                     Third Quarter                               1,037,500             500,000
                     Fourth Quarter                                437,500             500,000


         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although the General Partners, in their sole discretion, may elect to pay distributions monthly.

(b)      Not applicable.


Item 6.  Selected Financial Data

                                          2000            1999             1998            1997             1996
                                      --------------  -------------    -------------   --------------   -------------
       Year ended December 31:
           Revenues (1)                 $ 1,770,380    $ 1,994,242      $ 1,786,254      $ 2,023,495     $ 2,452,797
           Net income (2)                 1,313,432      1,730,671        1,736,883        2,391,835       1,814,657
           Cash distributions
             declared (3)                 2,475,000      2,000,000        3,477,747        2,376,000       2,376,000
           Net income per Unit (2)            26.27          34.28            34.44            47.47           35.93
           Cash distributions
             declared per Unit
             (2)(3)                           49.50          40.00            69.55            47.52           47.52

       At December 31:
           Total assets                $ 15,157,134   $ 16,472,518     $ 16,701,732     $ 18,479,002    $ 18,608,907
           Partners' capital             14,439,375     15,600,943       15,870,272       17,611,136      17,595,301


(1) Revenues include equity in earnings of the unconsolidated joint ventures and minority interest in income of the consolidated joint venture.

(2) Net income for the years ended December 31, 2000, 1999, 1998 and 1997, includes gains on sale of assets of $16,855, $293,512, $497,321, and $1,027,590, respectively. In addition, net income for the years ended December 31, 1998 and 1997, includes provision for loss on assets of $25,821 and $32,819, respectively.

(3) Distributions for the year ended December 31, 2000 and 1998, includes a special distribution to the Limited Partners of $600,000 and $1,477,747, respectively, as a result of the distribution of the net sales proceeds from Properties sold.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on June 1, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Propertie, as well as land upon which restaurant Properties were to be constructed, to be leased primarily to operators of selected national and regional fast-food Restaurant Chains. The leases generally are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 2000, the Partnership owned 27 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         During the years ended December 31, 2000, 1999 and 1998, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses) of $1,617,213, $1,825,724, and $1,821,296, respectively. The decrease in cash from operations during 2000 as compared to 1999, was primarily a result of changes in income and expenses as described in "Results of Operations" below and the increase during 1999, as compared to 1998, was primarily due to the changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the years ended December 31, 2000, 1999 and 1998.

         In January 1998, the Partnership reinvested the remaining net sales proceeds from the 1997 sale of the Property in Kissimmee, Florida in an IHOP Property in Overland Park, Kansas, with affiliates of the General Partners, as tenants-in-common. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer shares in the profits and losses of the Property in proportion to each co-venturer's percentage interest. As of December 31, 2000, the Partnership owned a 25.87% interest in the Property. A portion of the transaction relating to the sale of the Property in Kissimmee, Florida, and the reinvestment of a portion of the proceeds in an IHOP Property in Englewood, Colorado, qualified as a like-kind exchange transaction for federal income tax purposes.

         In addition, in June 1997, the Partnership sold its Property in Roswell, Georgia, to a third party for $985,000 and received net sales proceeds of $942,981, resulting in a gain of $237,608 for financial reporting purposes. This Property was originally acquired by the Partnership in June 1988 and had a cost of approximately $775,200, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $167,800 in excess of its original purchase price. In connection therewith, the Partnership received $257,981 in cash and accepted the remaining sales proceeds in the form of a promissory note in the principal sum of $685,000, collateralized by a mortgage on the Property. During 1998, the Partnership collected the full amount of the outstanding mortgage note receivable balance of $678,730. In December 1997, the Partnership reinvested a portion of the net sales proceeds in a Property located in Miami, Florida, as tenants-in-common with an affiliate of the General Partners. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer shares in the profits and losses of the Property in proportion to each co-venturer's percentage interest. As of December 31, 2000, the Partnership owned a 9.84% interest in the Property. In addition, in January 1999, the Partnership reinvested the remaining net sales proceeds in a Burger King Property in Montgomery, Alabama, at an approximate cost of $939,900. The Partnership used the remaining net sales proceeds for other Partnership purposes. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In January 1998, the Partnership reinvested the net sales proceeds from the 1997 sale of the Property in Mason City, Iowa in a Property in Overland Park, Kansas, with affiliates of the General Partners, as tenants-in-common. A portion of the transaction, relating to the sale of the Property in Mason City, Iowa, and the reinvestment of the proceeds in a Property in Overland Park, Kansas, with affiliates as tenants-in-common, qualified as a like-kind exchange transaction for federal income tax purposes.

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

         In February 1998, the Partnership also sold its Property in Punta Gorda, Florida, to a third party, for $675,000 and received net sales proceeds of $665,973, resulting in a gain of $73,485 for financial reporting purposes. In May 1998, the Partnership contributed the net sales proceeds to a joint venture arrangement, RTO Joint Venture, as described below. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from these sales.

         In May 1998, the Partnership entered into a joint venture, RTO Joint Venture, with an affiliate of the General Partners, to construct and hold one restaurant Property. As of December 31, 2000, the Partnership had contributed $676,952 to purchase land and pay for construction relating to the joint venture. Construction was completed and rent commenced in December 1998. As of December 31, 2000 the Partnership has a 46.88% interest in the profits and losses of the joint venture.

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

         In April 1999, the Partnership sold its Property in Flagstaff, Arizona, to the tenant for $1,103,127 and received net sales proceeds of $1,091,192, resulting in a gain of $285,350 for financial reporting purposes. This Property was originally acquired by the Partnership in October 1988 and had a cost of approximately $993,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $97,700 in excess of its original purchase price. In October 1999, the Partnership reinvested a portion of the net sales proceeds it received from the sale of this Property, in an IHOP Property located in Auburn, Alabama, at an approximate cost of $1,440,200. A portion of the transaction, relating to the sale of the Property in Flagstaff, Arizona, and the reinvestment of the net sales proceeds in a Property in Auburn, Alabama, qualified as a like-kind exchange transaction for federal income tax purposes. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any, (at a level reasonably assumed by the General Partners), resulting from the sale.

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

         In September 2000, the Partnership sold its Property in Plant City, Florida, to the tenant, for $509,865 and received net sales proceeds of $492,069 resulting in a gain of $16,855 for financial reporting purposes. In connection with the sale of this Property, the Partnership incurred deferred, subordinated, real estate disposition fees of $15,296. The Partnership distributed these net sales proceeds as a special distribution to the Limited Partners. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from these sales.

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

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 2000, the Partnership had $1,011,733 invested in such short-term investments as compared to $578,746 at December 31, 1999. The decrease in cash and cash equivalents at December 31, 2000, as compared to December 31, 1999, was partially a result of the Partnership paying a special distribution of $600,000, as described below. As of December 31, 2000, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately 3.47% annually. The funds remaining at December 31, 2000, will be distributed to the Limited Partners or used for other Partnership purposes.

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

         The Partnership generally distributes cash from operations to the extent that the General Partners determine that such funds are available for distribution. Based primarily on current and anticipated future cash from operations and, for 2000 and 1998, a portion of the sales proceeds received from the sales of Properties, the Partnership declared distributions to the Limited Partners of $2,475,000, $2,000,000, and $3,477,747, for the years ended December 31, 2000, 1999 and 1998, respectively. This represents distributions of $49.50, $40.00, and $69.55 per Unit for the years ended December 31, 2000, 1999, and 1998, respectively. Distributions for 2000 included $600,000 as a result of the distribution of the net sale proceeds from the sale of the Property is Plant City, Florida, and the distributions for 1998 included $1,477,747 as a result of the distribution of net sales proceeds from the sale of the Properties in Fernandina Beach and Daytona Beach, Florida. This special distribution was effectively a return of a portion of the Limited Partners' investment, although, in accordance with the Partnership agreement, it was applied to the Limited Partner's unpaid cumulative 10% Preferred Return. The reduced number of Properties for which the Partnership receives rental payments, as well as ongoing operations, reduced the Partnership's revenues. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, resulted in a decrease in cash distributions to the Limited Partners during 2000 and 1998. No amounts distributed to the Limited Partners for the years ended December 31, 2000, 1999, or 1998 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2000.

         At December 31, 2000 and 1999, the Partnership owed $8,707, and $53,231, respectively, to affiliates for operating expenses and accounting and administrative services. As of March 15, 2001, all such amounts had been reimbursed to affiliates. In addition, during the years ended December 31, 2000, and 1998 the Partnership incurred $15,296 and $53,400, respectively, in real estate disposition fees due to an affiliate as a result of services provided in connection with the sale of the Properties in Plant City, Daytona Beach and
Fernandina Beach, Florida. The payment of such fees is deferred until the Limited Partners have received the sum of their cumulative 10% Preferred Return and their adjusted capital contributions. Other liabilities, including distributions payable, decreased to $494,987 at December 31, 2000, as compared to $616,884 at December 31, 1999. The decrease during 2000, as compared to 1999, is primarily a result of the fact that during 2000, the Partnership paid amounts relating to the proposed merger with APF, as described below, that the Partnership had accrued at December 31, 1999. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the year ended December 31, 1998, the Partnership and its consolidated joint venture, Tuscawilla Joint Venture, owned and leased 27 wholly owned Properties (including five Properties which were sold during 1998). During the year ended December 31, 1999, the Partnership owned and leased 24 wholly owned Properties (including two Properties which were sold during 1999). During the year ended December 31, 2000, the Partnership owned and leased 21 wholly owned Properties (including one Property which was sold during 2000). In addition, during the years ended December 31, 1998, 1999 and 2000, the Partnership was a co-venturer in a joint venture that owned and leased one Property. During 1998, the Partnership also owned and leased three Properties, with affiliates of the General Partners, as tenants-in-common. In addition, during 1999 and 2000, the Partnership was a co-venturer in one additional joint venture that owned and leased one Property and the Partnership owned and leased one additional Property, with affiliates of the General Partners, as tenants-in-common. As of December 31, 2000, the Partnership owned, either directly or through joint venture arrangements, 27 Properties which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $23,000 to $191,900. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some leases provide for increases in the annual base rent during the lease term. For a further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 2000, 1999, and 1998, the Partnership and its consolidated joint venture, earned $1,655,696, $1,620,310, and $1,554,852, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases. The increase in rental and earned income during 2000 and 1999, each as compared to the previous year, is partially attributable to an increase of approximately $132,000 and $119,000, respectively, due to the reinvestment of the net sales proceeds received from Property sales during 1999 and 1998, in additional Properties as described above in "Capital Resources." The increase in rental income during 2000 and 1999, each as compared to the previous year, was partially offset by a decrease of approximately $95,400 and $140,000, respectively, as a result of Property sales during 2000, 1999, and 1998, as described above in "Capital Resources."

         In addition, the increase in rental and earned income during 1999, as compared to 1998, was partially the result of the fact that, in 1998, the tenant of the Property in Canton Township, Michigan, vacated the Property and ceased operations. As a result, during 1998, the Partnership reversed approximately $51,300 in accrued rental income (non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the term of the lease in accordance with generally accepted accounting principles), due to financial difficulties the tenant was experiencing. Although the former tenant is continuing to pay under the lease obligation, the Partnership is currently seeking either a replacement tenant or purchaser for this Property.

         The increase in rental income during 1999, as compared to 1998, was also partially attributable to the fact that, during 1998, the Partnership terminated the lease with the tenant of the Property in Hazard, Kentucky, and reversed approximately $29,500 of accrued rental income recognized since inception relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles. In addition, the decrease during 1998 was partially attributable to the Partnership reserving approximately $41,400 in accrued rental income (non-cash accounting adjustment relating to the straight-lining of future scheduled rent increases over the term of the lease in accordance with generally accepted accounting principles). The Partnership sold the Property in Hazard, Kentucky, in December 1998, as described above in "Capital Resources."

         During the years ended December 31, 2000, 1999, and 1998, the Partnership also earned $67,909, $116,872, and $98,915, respectively, in contingent rental income. The decrease in contingent rental income during 2000, as compared to 1999, was primarily attributable to the sales of Properties during 2000 and 1999, for which the leases required the payment of contingent rental income. The increase in contingent rental income during 1999, as compared to 1998, was primarily attributable to increased gross sales of certain restaurant Properties requiring the payment of contingent rental income.

         In addition, during 2000, 1999, and 1998, the Partnership earned $40,193, $103,380, and $127,064, respectively, in interest and other income. The decrease in interest and other income during 2000, as compared to 1999, was partially due to a decrease in interest income that the Partnership earned on sales proceeds pending reinvestment in additional Properties. The decrease in interest and other income during 1999 as compared to 1998, was partially due to the fact that in July 1998, the Partnership collected the full balance of a mortgage note receivable related to the Property in Roswell, Georgia, that the Partnership had accepted in conjunction with the sale of a Property in 1997.

         The Partnership recognized income of $23,956, $170,966 and $22,708 for the years ended December 31, 2000, 1999 and 1998, respectively, attributable to net income by unconsolidated joint ventures in which the Partnership is a co-venturer. Net income earned by joint venturers was lower in 1998, as compared to 1999, due to the fact that during 1998, the operator of the Property owned by Titusville Joint Venture (in which the Partnership owns a 73.4% interest) vacated the Property and ceased operations. In conjunction therewith, during 1998, Titusville Joint Venture wrote off all uncollected balances and ceased collection efforts. In addition, during 1998, the joint venture recorded an allowance for loss on assets of approximately $125,300 for financial reporting purposes. The allowance represented the difference between the Property's carrying value at December 31, 1998 and the estimated net realizable value for the Property. No such allowance was recorded during 1999. During 2000, the Titusville Joint Venture increased the allowance for loss on assets for its Properties by approximately $227,100 for financial reporting purposes. The allowance represented the difference between the Property's carrying value at December 31, 2000 and the estimated net realizable value for the Property. Titusville Joint Venture is currently seeking either a replacement tenant or purchaser for this Property. If Titusville Joint Venture fails to find a replacement tenant or purchaser, there could be an adverse affect on equity in earnings of unconsolidated joint ventures. The increase in income earned from joint ventures during 1999, was primarily attributable to the fact that the Partnership reinvested a portion of the net sales proceeds it received from Property sales during 1998 and 1999, in four Properties with affiliates of the General Partners as tenants-in-common and one Property through a joint venture arrangement with an affiliate of the General Partners in 1998 and 1999.

         During the year ended December 31, 1999, two lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation and IHOP Properties, Inc., contributed more than ten percent of the Partnership's total rental and earned income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental and earned income from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2000, Golden Corral Corporation was the lessee under leases relating to five restaurants, and IHOP Properties, Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these lessees will each continue to contribute more than ten percent of the Partnership's total rental and earned income during 2001. In addition, during the year ended December 31, 2000, three Restaurant Chains, Golden Corral, IHOP, and KFC, each accounted for more than ten percent of the Partnership's total rental and earned income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental and earned income from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). It is anticipated that in 2001, each of these Restaurant Chains will continue to account for more than ten percent of total rental and earned income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or any of these Restaurant Chains could materially affect the Partnership's income, if the Partnership is not able to re-lease these Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $473,803, $557,083, and $520,871 for the years ended December 31, 2000,
1999, and 1998, respectively. The decrease in operating expenses during 2000, as compared to 1999, and the increase during 1999, as compared to 1998, was primarily due to the amount of the transaction costs that the Partnership incurred related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described in "Termination of Merger."

         The decrease in operating expenses during 2000, as compared to 1999, was partially offset by an increase in depreciation expense due to the fact that the Partnership acquired two Properties at the end of the year in 1999. The decrease in operating expenses during 2000, as compared to 1999 was partially due to, and the increase in operating expenses during 1999, as compared to 1998, was partially offset by a decrease in depreciation expense due to the sale of several Properties during 2000, 1999, and 1998, as described above in "Capital Resources."

         Operating expenses included amounts that the Partnership had recognized in real estate tax expenses of approximately $7,500, during 1998, relating to the Denny's and Po Folks Properties in Hagerstown, Maryland. The Partnership recorded these amounts as expenses during 1998, due to the fact that payment of these amounts by the former tenant was doubtful. The Partnership sold the Po Folks Property in June 1998 and sold the Denny's Property in June 1999.

         As a result of the Properties sales during 2000, 1999 and 1998, as described above in "Capital Resources," the Partnership recognized gains on sale of land and buildings totalling $16,855, $293,512, and $497,321 during the years ended December 31, 2000, 1999 and 1998, respectively. In addition, during the year ended December 31, 1998, the Partnership recorded an allowance for loss on assets of $25,821, relating to the Denny's Property in Hagerstown, Maryland. The allowance represented the difference between the carrying value of the Properties at December 31, 1998, and the estimated net realizable value of each Property at December 31, 1998.

         The Partnership's leases as of December 31, 2000 are generally triple-net leases and, in general, contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income (for certain Properties) over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the Partnership results of operations.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." FAS 137 deferred the effective date of FAS 133 for one year. FAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Partnership has reviewed both statements and has determined that both FAS 133 and FAS 137 do not apply to the Partnership as of December 31, 2000.

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


Item 8.  Financial Statements and Supplementary Data

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)



                                    CONTENTS






                                                                   Page

Report of Independent Certified Public Accountants                 17

Financial Statements:

     Balance Sheets                                                18

     Statements of Income                                          19

     Statements of Partners' Capital                               20

     Statements of Cash Flows                                      21-22

     Notes to Financial Statements                                 23-38

               Report of Independent Certified Public Accountants




To the Partners
CNL Income Fund III, Ltd.


In our opinion,  the financial  statements  listed in the index  appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund III, Ltd. (a Florida limited partnership) at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 2, 2001

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                                                         December 31,
                                                                                 2000                        1999
                                                                           ------------------           ----------------

                          ASSETS

Land and buildings on operating leases, less
    accumulated depreciation                                                    $ 11,030,461                $11,772,766
Net investment in direct financing leases                                          1,101,738                  1,120,608
Investment in joint ventures                                                       2,235,081                  2,418,036
Cash and cash equivalents                                                            578,746                  1,011,733
Receivables, less allowance for doubtful
    accounts of $8,797 in 1999                                                         5,780                        658
Due from related parties                                                              16,710                      2,300
Prepaid expenses                                                                       4,122                      5,896
Accrued rental income                                                                155,142                    111,167
Other assets                                                                          29,354                     29,354
                                                                           ------------------           ----------------

                                                                                $ 15,157,134                $16,472,518
                                                                           ==================           ================

             LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                  $   20,260                 $   76,247
Accrued and escrowed real estate taxes payable                                         4,718                     12,872
Distributions payable                                                                437,500                    500,000
Due to related parties                                                                92,553                    121,781
Rents paid in advance and deposits                                                    32,509                     27,765
                                                                           ------------------           ----------------
        Total liabilities                                                            587,540                    738,665

Minority interest                                                                    130,219                    132,910

Partners' capital                                                                 14,439,375                 15,600,943
                                                                           ------------------           ----------------

                                                                                $ 15,157,134                $16,472,518
                                                                           ==================           ================
See accompanying notes to financial statements

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                               Year Ended December 31,
                                                                       2000                 1999                  1998
                                                                   --------------       --------------        --------------
Revenues:
    Rental income from operating leases                              $ 1,529,714          $ 1,402,127           $ 1,500,950
    Adjustments to accrued rental income                                      --                   --               (80,800 )
    Earned income from direct financing leases                           125,982              218,183               134,702
    Contingent rental income                                              67,909              116,872                98,915
    Interest and other income                                             40,193              103,380               127,064
                                                                   --------------       --------------        --------------
                                                                       1,763,798            1,840,562             1,780,831
                                                                   --------------       --------------        --------------
Expenses:
    General operating and administrative                                 125,570              129,447               137,245
    Professional services                                                 22,647               26,642                36,591
    Real estate taxes                                                         --                   --                11,966
    State and other taxes                                                 11,645               13,541                12,249
    Depreciation and amortization                                        286,621              268,798               308,593
    Transaction costs                                                     27,320              118,655                14,227
                                                                   --------------       --------------        --------------
                                                                         473,803              557,083               520,871
                                                                   --------------       --------------        --------------

Income before Minority Interest in Income of
   Consolidated   Joint   Venture,   Equity  in  Earnings  of
   Unconsolidated Joint Ventures, Gain on Sale of Assets
    and Provision for Loss on Assets                                   1,289,995            1,283,479             1,259,960

Minority Interest in Income of Consolidated Joint Venture                (17,374 )            (17,286 )             (17,285 )

Equity in Earnings of Unconsolidated Joint Ventures                       23,956              170,966                22,708

Gain on Sale of Assets                                                    16,855              293,512               497,321

Provision for Loss on Assets                                                  --                   --               (25,821 )
                                                                   --------------       --------------        --------------

Net Income                                                           $ 1,313,432          $ 1,730,671           $ 1,736,883
                                                                   ==============       ==============        ==============

Allocation of Net Income:
    General partners                                                    $     --           $   16,733            $   15,027
    Limited partners                                                   1,313,432            1,713,938             1,721,856
                                                                   --------------       --------------        --------------

                                                                     $ 1,313,432          $ 1,730,671           $ 1,736,883
                                                                   ==============       ==============        ==============

Net Income Per Limited Partner Unit                                    $   26.27            $   34.28             $   34.44
                                                                   ==============       ==============        ==============

Weighted Average Number of Limited Partner Units
    Outstanding                                                           50,000               50,000                50,000
                                                                   ==============       ==============        ==============

See accompanying notes to financial statements

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2000, 1999, and 1998

                                           General Partners
                                 --------------------------------------
                                                            Accumulated
                                      Contributions          Earnings
                                     -----------------   ------------------

Balance, December 31, 1997                $   161,500           $  178,111

    Distributions to limited
      partners ($69.55 per
      limited partner unit)                        --                   --
    Net income                                     --               15,027
                                     -----------------   ------------------

Balance, December 31, 1998                    161,500              193,138

    Distributions to limited
      partners ($40.00 per
      limited partner unit)                        --                   --
    Net income                                     --               16,733
                                     -----------------   ------------------

Balance, December 31, 1999                    161,500              209,871

    Distributions to limited
      partners ($49.50 per
      limited partner unit)                        --                   --
    Net income                                     --                   --
                                     -----------------   ------------------

Balance, December 31, 2000                $   161,500           $  209,871
                                     =================   =================

                             Limited Partners
---------------------------------------------------------------------------
                                           Accumulated          Syndication
    Contributions      Distributions        Earnings               Costs              Total
   ----------------   ----------------  ------------------   ------------------   ---------------

      $ 25,000,000       $(23,149,640 )      $ 18,286,063        $  (2,864,898 )     $17,611,136



                --         (3,477,747 )                --                   --        (3,477,747 )
                --                 --           1,721,856                   --         1,736,883
   ----------------   ----------------  ------------------   ------------------   ---------------

        25,000,000        (26,627,387 )        20,007,919           (2,864,898 )      15,870,272



                --         (2,000,000 )                --                   --        (2,000,000 )
                --                 --           1,713,938                   --         1,730,671
   ----------------   ----------------  ------------------   ------------------   ---------------

        25,000,000        (28,627,387 )        21,721,857           (2,864,898 )      15,600,943



                --         (2,475,000 )                --                   --        (2,475,000 )
                --                 --           1,313,432                   --         1,313,432
   ----------------   ----------------  ------------------   ------------------   ---------------

      $ 25,000,000       $(31,102,387 )      $ 23,035,289         $ (2,864,898 )     $14,439,375
   ================   ================  ==================   ==================   ===============

See accompanying notes to financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                                Year Ended December 31,
                                                                        2000               1999             1998
                                                                   ---------------    ---------------   ---------------
Increase (Decrease) in Cash and Cash
    Equivalents:

      Cash Flows From Operating Activities:
        Cash received from tenants                                     $1,672,373         $1,829,906       $1,768,910
        Distributions from unconsolidated joint
          ventures                                                        206,911            169,140          142,001
        Cash paid for expenses                                           (300,193 )         (246,333 )       (202,117   )
        Interest received                                                  38,122             73,011          112,502
                                                                   ---------------    ---------------   ---------------
          Net cash provided by operating activities                     1,617,213          1,825,724        1,821,296
                                                                   ---------------    ---------------   ---------------

      Cash Flows From Investing Activities:
        Proceeds from sale of land and buildings                          507,365          1,792,169        3,647,241
        Investment in direct financing leases                                 --            (612,920 )             --
        Additions to land and buildings                                        --         (1,761,236 )       (150,000   )
        Investment in joint ventures                                           --           (259,063 )     (1,096,678   )
        Collections on mortgage note receivable                                --                 --          678,730
        Decrease in restricted cash                                            --                 --          245,377
                                                                   ---------------    ---------------   ---------------

          Net cash provided by (used in) investing
              activities                                                  507,365           (841,050 )      3,324,670
                                                                   ---------------    ---------------   ---------------

      Cash Flows From Financing Activities:
        Distributions to holder of minority interest                      (20,065 )          (20,081 )        (20,197   )
        Distributions to limited partners                              (2,537,500 )       (2,000,000 )     (3,571,747   )
                                                                   ---------------    ---------------   ---------------

          Net cash used in financing activities                        (2,557,565 )       (2,020,081 )     (3,591,944   )
                                                                   ---------------    ---------------   ---------------

Net Increase (Decrease) in Cash and Cash
    Equivalents                                                          (432,987 )       (1,035,407 )      1,554,022

Cash and Cash Equivalents at Beginning of Year                          1,011,733          2,047,140          493,118
                                                                   ---------------    ---------------   ---------------

Cash and Cash Equivalents at End of Year                                $ 578,746         $1,011,733       $2,047,140
                                                                   ===============    ===============   ===============
See accompanying notes to financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                Year Ended December 31,
                                                                        2000             1999            1998
                                                                    --------------   -------------   --------------
Reconciliation of Net Income to Net Cash Provided by
    Operating Activities:

      Net income                                                      $ 1,313,432     $ 1,730,671      $ 1,736,883
                                                                    --------------   -------------   --------------
      Adjustments  to  reconcile  net income to net cash  provided by  operating activities:
          Depreciation                                                    286,621         268,798          299,355
          Amortization                                                         --              --            9,238
          Minority interest in income of consolidated
             joint venture                                                 17,374          17,286           17,285
          Equity in earnings of unconsolidated joint
             ventures, net of distributions                               182,955          (1,826 )        119,293
          Gain on sale of assets                                          (16,855 )      (293,512 )       (497,321 )
          Provision for loss on assets                                         --              --           25,821
          Decrease (increase) in receivables                               (5,122 )        88,861           (7,936 )
          Increase in due from related parties                            (14,410 )        (2,300 )             --
          Decrease in net investment in direct
             financing leases                                              18,870          19,234           13,970
          Decrease in prepaid expenses                                      1,774             855            7,610
          Decrease (increase) in accrued rental income                    (63,505 )       (45,253 )         88,824
          Increase (decrease) in accounts payable and
             accrued expenses                                             (64,141 )        71,830              173
          Increase (decrease) in due to related parties                   (44,524 )       (31,106 )          2,099
          Increase in rents paid in advance and deposits                    4,744           2,186            6,002
                                                                    --------------   -------------   --------------
               Total adjustments                                          303,781          95,053           84,413
                                                                    --------------   -------------   --------------

Net Cash Provided by Operating Activities                             $ 1,617,213     $ 1,825,724      $ 1,821,296
                                                                    ==============   =============   ==============

Supplemental Schedule on Non-Cash Investing and
    Financing Activities

      Deferred real estate disposition fee incurred and
        unpaid at end of year                                           $  15,296          $   --        $  53,400
                                                                    ==============   =============   ==============

      Distributions declared and unpaid at end of year                  $ 437,500       $ 500,000        $ 500,000
                                                                    ==============   =============   ==============
See accompanying notes to financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


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

                  Years Ended December 31, 2000, 1999, and 1998


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

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


1.       Significant Accounting Policies - Continued:

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

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    Years Ended December 31, 2000, 1999, 1998


1.       Significant Accounting Policies - Continued:

         Staff Accounting Bulletin No. 101 ("SAB 101") - In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the Partnership results of operations.

         Statement of Financial Accounting Standards No. 133 ("FAS 133") and Statement of Financial Accounting Standards No. 137 ("FAS 137") - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." FAS 137 deferred the effective date of FAS 133 for one year. FAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Partnership has reviewed both statements and has determined that both FAS 133 and FAS 137 do not apply to the Partnership as of December 31, 2000.

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 2000 and 1999 presentation. These reclassifications had no effect on partners' capital or net income.

2.       Leases:
         -------

         The Partnership leases its land and buildings primarily to operators of national and regional fast-food restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The leases generally are classified as operating leases; however, a few of the leases have been classified as direct financing leases. For the leases classified as direct financing leases,

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    Years Ended December 31, 2000, 1999, 1998


2.       Leases- Continued:

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

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                                                       2000                 1999
                                                                -------------------   ------------------

                   Land                                                $ 5,677,699          $ 5,922,149
                   Buildings                                             8,261,795            8,622,136
                                                                -------------------   ------------------
                                                                        13,939,494           14,544,285

                   Less accumulated depreciation                        (2,909,033 )         (2,771,519 )
                                                                -------------------   ------------------

                                                                      $ 11,030,461         $ 11,772,766
                                                                ===================   ==================

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

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


3.       Land and Buildings on Operating Leases - Continued:
         ---------------------------------------------------

         In April 1999, the Partnership sold its property in Flagstaff, Arizona, to the tenant for $1,103,127 and received net sales proceeds of $1,091,192, resulting in a gain of $285,350 for financial reporting purposes. This property was originally acquired by the Partnership in October 1988 and had a cost of approximately $993,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $97,700 in excess of its original purchase price. In October 1999, the Partnership reinvested a portion of the net sales proceeds it received from the sale of this property, in an IHOP property located in Auburn, Alabama, at an approximate cost of $1,440,200.

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

         In September 2000, the Partnership sold its property in Plant City, Florida, for a total of $509,865 and received net sales proceeds of $492,069, resulting in a total gain of $16,855 for financial reporting purposes. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $15,296. The Partnership distributed these net sales proceeds as a special distribution to the limited partners.

         Some leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. The Partnership recognized income of $63,505 and $45,253 in 2000 and 1999, respectively, and a loss of $88,824 (net of $25,996 in reserves and $103,830 in reversals) during 1998 of such rental income.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


3.       Land and Buildings on Operating Leases - Continued:
         ---------------------------------------------------

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2000:

                   2001                                                             $ 1,444,300
                   2002                                                               1,417,626
                   2003                                                               1,141,755
                   2004                                                               1,159,299
                   2005                                                               1,171,154
                   Thereafter                                                         7,525,469
                                                                           ---------------------

                                                                                  $  13,859,603
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

4.       Net Investment in Direct Financing Leases:

         The following lists the components of net investment in direct financing leases at December 31:

                                                                             2000                 1999
                                                                        ----------------     ----------------

                   Minimum lease payments receivable                        $ 2,198,752          $ 2,343,603
                   Estimated residual value                                     292,354              292,354
                   Less unearned income                                      (1,389,368 )         (1,515,349 )
                                                                        ----------------     ----------------
                                                                        ----------------     ----------------

                   Net investment in direct financing leases                $ 1,101,738          $ 1,120,608
                                                                        ================     ================

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


4.       Net Investment in Direct Financing Leases - Continued:
         ------------------------------------------------------

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2000:

                2001                                                                            $  144,852
                2002                                                                               144,852
                2003                                                                               144,852
                2004                                                                               144,852
                2005                                                                               144,852
                Thereafter                                                                       1,474,492
                                                                                         ------------------

                                                                                               $ 2,198,752
                                                                                         ==================

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

5.       Investment in Joint Ventures:

         As of December 31, 2000 the Partnership has a 73.4% and 46.88% interest in the profits and losses of Titusville Joint Venture and RTO joint Venture, respectively. The remaining interests in the Titusville Joint Venture and the RTO Joint Venture, are held by affiliates of the general partners. Also, the Partnership has a 33 percent, a 9.84%, and a 25.87% interest in the profits and losses of a property in Englewood, Colorado, Miami Florida and Overland Park, Kansas, respectively, held as tenants-in-common with affiliates of the general partners.

         In October 1999, the Partnership used the net sales proceeds from the sale of the Denny's property in Hagerstown, Maryland to invest in a property in Baytown, Texas with an affiliate of the general partners as tenants-in-common. As of December 31, 2000, the Partnership owned a 20 percent interest in this property. Titusville Joint Venture, RTO

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


5.       Investment in Joint Ventures - Continued:

         Joint Venture, and the Partnership and affiliates, as tenants-in-common in four separate tenancy-in-common arrangements, each own and lease one property to operators of national fast-food or family-style restaurants. The following presents the joint ventures' condensed financial information at December 31:

                                                                          2000                   1999
                                                                    ------------------     ------------------

                  Land and buildings on operating
                      leases, less accumulated
                      depreciation and allowance
                      for loss on assets                                  $ 4,535,402            $ 4,838,546
                  Net investment in direct
                      financing leases                                      3,373,785              3,397,358
                  Cash                                                         41,902                 83,524
                  Receivables                                                  14,588                  5,436
                  Accrued rental income                                       228,003                139,656
                  Other assets                                                  3,036                  3,248
                  Liabilities                                                  85,539                100,586
                  Partners' capital                                         8,111,177              8,367,182
                  Revenues                                                    852,872                739,487
                  Provision for loss on assets                               (227,093 )                   --
                  Net income                                                  528,006                659,928



         The Partnership recognized income of $23,956, $170,966, and $22,708 for the years ended December 31, 2000, 1999, and 1998, respectively, from these joint ventures.

6.       Allocations and Distributions:

         From inception through December 31, 1999, generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99 percent to the limited partners and one percent to the general partners. From inception through December 31, 1999, distributions of net cash flow were made 99 percent to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners was subordinated to receipt by the limited partners of an aggregate, ten percent, noncumulative,

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


6.       Allocations and Distributions - Continued:

         noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

         From inception through December 31, 1999, generally, net sales proceeds from the sale of properties not in liquidation of the Partnership, to the extent distributed, were distributed first to the limited partners in an amount sufficient to provide them with their cumulative 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners then received, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds were distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property not in liquidation of the Partnership was, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property was, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

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

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partner in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2000.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


6.       Allocations and Distributions - Continued:

         During the years ended December 31, 2000, 1999, and 1998 the Partnership declared distributions to the limited partners of $2,475,000, $2,000,000, and $3,477,747, respectively. Distributions for the year ended December 31, 2000 and 1998, included $600,000 and $1,477,797, respectively in a special distribution, as a result of the distribution of net sales proceeds from the 2000 sale of the property in Plant City, Florida and the 1998 sales of the properties in Fernandina Beach and Daytona Beach, Florida. These amounts were applied toward the limited partners' cumulative 10% Preferred Return. No distributions have been made to the general partners to date.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


7.       Income Taxes:
         -------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                          2000            1999            1998
                                                                      -------------   -------------   -------------

              Net income for financial reporting purposes               $1,313,432      $1,730,671     $ 1,736,883

              Depreciation for tax reporting purposes in
                  excess of depreciation for financial
                  reporting purposes                                       (10,755 )       (19,827 )       (17,075 )

              Allowance for loss on assets                                      --              --          25,821

              Direct financing leases recorded as operating
                  leases for tax reporting purposes                         18,870          19,234          13,970

              Gain on sale of land and buildings  for tax reporting  purposes in excess of (less than) gain on sale for financial reporting
                 purposes                                                   12,471        (285,874 )      (115,137 )

              Equity in earnings of joint ventures for tax
                  reporting purposes in excess of (less
              than)
                  equity in earnings of joint ventures for                 123,152         (41,667 )        59,725
                  financial reporting purposes

              Allowance for doubtful accounts                               (8,797 )      (144,802 )          (871 )

              Accrued rental income                                        (63,505 )       (45,253 )        88,824

              Capitalization (Deduction) of transaction
              costs                                                       (132,882 )       118,655          14,227
                  for tax reporting purposes

              Rents paid in advance                                          4,744           2,186           6,002

              Minority interest in timing differences of
                  consolidated joint venture                                  (257 )          (131 )           (35 )
                                                                      -------------   -------------   -------------

              Net income for federal income tax purposes                $1,256,473      $1,333,192     $ 1,812,334
                                                                      =============   =============   =============


                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


8.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL Fund Advisors, Inc. (the "Advisor") was a majority owned subsidiary of CNL Financial Group, Inc. until it merged with CNL American Properties Fund, Inc. ("APF"), effective September 1, 1999. The individual general partners are stockholders and directors of APF.

         The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership has agreed to pay the Advisor an annual, noncumulative, subordinated management fee of one-half of one percent of the Partnership assets under management (valued at cost) annually. The property management fee is limited to one percent of the sum of gross operating revenues from joint ventures or competitive fees for comparable services. In addition, these fees are incurred and payable only after the limited partners receive their aggregate, noncumulative 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no property management fees will be due or payable for such year. As a result of such threshold, no property management fees were incurred during the years ended December 31, 2000, 1999 and 1998

         The Advisor is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties, based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sales. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions. During the years ended December 31, 2000 and 1998, the Partnership incurred $15,296 and $53,400, respectively, in deferred, subordinated real estate disposition fees as a result of the
         Partnership's sale of the properties in Plant City, Florida, and the properties in Daytona Beach and Fernandina Beach, Florida, respectively. No deferred, subordinated real estate disposition fees were incurred for the year ended December 31, 1999.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


8.       Related Party Transactions - Continued:

         The Advisor and its affiliates provided accounting and administrative services to the Partnership on a day-to-day basis including services relating to the proposed and terminated merger. The Partnership incurred $75,583, $97,597, and $89,756, for the years ended December 31, 2000, 1999, and 1998, respectively, for such services.

         The amount due to related parties consisted of the following at December 31:

                                                                           2000                  1999
                                                                      ---------------       ----------------
                 Due to the Advisor:
                     Expenditures incurred on
                       behalf of the Partnership                            $  6,129               $ 42,926
                     Accounting and administrative
                       Services                                                2,578                 10,305
                     Deferred, subordinated real
                       estate disposition fees                                83,846                 68,550
                                                                      ---------------       ----------------

                                                                            $ 92,553              $ 121,781
                                                                      ===============       ================


9.       Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                             2000                1999                1998
                                                        ---------------     ---------------     ---------------
                 Golden Corral Corp.                          $322,038         $322,038            $454,380
                 IHOP Properties, Inc.                         280,573           N/A                 N/A


                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


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

                                                              2000               1999                1998
                                                          --------------     --------------      -------------

                Golden Corral Family
                    Steakhouse Restaurants                     $429,016          $ 487,590          $ 454,380
                IHOP                                            280,573                N/A                N/A
                KFC                                             263,688            260,402            277,508
                Pizza Hut                                           N/A            213,298            211,507


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

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


10.      Selected Quarterly Financial Data:
------------------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2000 and 1999.


              2000 Quarter               First            Second            Third            Fourth             Year
         ------------------------    --------------    -------------     -------------    --------------    --------------

         Revenue (1)                      $501,230         $480,272          $486,668          $302,210       $ 1,770,380
         Net income                        346,438          345,784           403,956           217,254         1,313,432
         Net income per
             limited partner
             unit                             6.86             6.85              8.00              4.56             26.27

              1999 Quarter               First            Second            Third            Fourth             Year
         ------------------------    --------------    -------------     -------------    --------------    --------------

         Revenue (1)                      $483,411         $509,963          $457,737          $543,131       $ 1,994,242
         Net income                        332,622          645,576           325,322           427,151         1,730,671
         Net income per
             limited partner
             unit                             6.59            12.79              6.44              8.46             34.28



(1) Revenues include equity in earnings of unconsolidated joint ventures, minority interest in income of consolidated joint ventures and interest and other income.

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

         James M. Seneff, Jr., age 54. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL American Properties Fund, Inc. ("APF"), a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999 and has served as Co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors (the "Advisor") until it merged with APF in September 1999, and in June 2000, was re-elected to those positions of the Advisor. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 53. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is Director and Vice Chairman of the Board of Directors of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with the Advisor prior to its merger with APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc. (formerly CNL Group, Inc.); Director, Vice Chairman of the Board and President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director and President of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director and President of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director and President of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 45. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of the Advisor, Mr. McWilliams served as President of APF from February 1999 until September 1999. From April 1997 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. (formerly CNL Group, Inc.) in April 1997 and served as an Executive Vice President until September 1999. In addition, Mr. McWilliams served as President of the Advisor and CNL Financial Services, Inc. from April 1997 until the acquisition of such entities by APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 42. Mr. Walker has served as President of APF since September 1999 and as Chief Operating Officer since March 1995. Mr. Walker also served as a board member of CNL Restaurant Property Services, Inc., a subsidiary of APF from December 1999 until December 2000. Previously, he served as Executive Vice President of APF from January 1996 to September 1999. Mr. Walker joined the Advisor in September 1994, as Senior Vice President responsible for Research and Development. He served as the Chief Operating Officer of the Advisor from April 1995 until September 1999 and as Executive Vice President from January 1996 until September 1999, at which time it merged with APF. Mr. Walker also served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Corp. (formerly CNL Hospitality Advisors, Inc.) from 1997 to October 1998. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a cum laude graduate of Wake Forest University with a Bachelor of Science degree in Accountancy and is a certified public accountant.

         Steven D. Shackelford, age 37. Mr. Shackelford was promoted to Executive Vice President and Chief Financial Officer of APF in July 2000. He served as Senior Vice President and Chief Financial Officer of APF since January 1997. Mr. Shackelford also served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of the Advisor from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 15, 2001, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 15, 2001 the beneficial ownership interests of the General Partners in the Registrant.


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

Item 13. Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2000, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.


                 Type of                                                                       Amount Incurred
               Compensation                               Method of                              For the Year
              and Recipient                              Computation                       Ended December 31, 2000
              -------------                              -----------                       -----------------------

   Reimbursement   to  affiliates   for      Operating  expenses are  reimbursed      Accounting   and    administrative
   operating expenses                        at the lower of cost or 90  percent      services: $75,583
                                             of the  prevailing  rate  at  which
                                             comparable services could have been
                                             obtained  in  the  same  geographic
                                             area.  If the  General  Partners or
                                             their  affiliates loan funds to the
                                             Partnership,  the General  Partners
                                             or   their   affiliates   will   be
                                             reimbursed  for  the  interest  and
                                             fees    charged    to    them    by
                                             unaffiliated   lenders   for   such
                                             loans.  Affiliates  of the  General
                                             Partners  from  time to time  incur
                                             certain   operating   expenses   on
                                             behalf of the Partnership for which
                                             the   Partnership   reimburses  the
                                             affiliates without interest.

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





                 Type of                                                                       Amount Incurred
               Compensation                               Method of                              For the Year
              and Recipient                              Computation                       Ended December 31, 2000
              -------------                              -----------                       -----------------------

   Deferred,  subordinated  real estate      A   deferred,   subordinated   real      $ 15,296
   disposition     fee    payable    to      estate   disposition  fee,  payable
   affiliates                                upon    sale   of   one   or   more
                                             Properties,  in an amount  equal to
                                             the  lesser  of (i)  one-half  of a
                                             competitive real estate commission,
                                             or (ii) three  percent of the sales
                                             price   of   such    Property    or
                                             Properties.  Payment  of  such  fee
                                             shall be made only if affiliates of
                                             the  General   Partners  provide  a
                                             substantial  amount of  services in
                                             connection   with  the  sale  of  a
                                             Property or Properties and shall be
                                             subordinated   to  certain  minimum
                                             returns  to the  Limited  Partners.
                                             However,  if the net sales proceeds
                                             are  reinvested  in  a  replacement
                                             property,   no  such  real   estate
                                             disposition  fee  will be  incurred
                                             until such replacement  property is
                                             sold and the net sales proceeds are
                                             distributed.

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






                 Type of                                                                       Amount Incurred
               Compensation                               Method of                              For the Year
              and Recipient                              Computation                       Ended December 31, 2000
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

1.        Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2000 and 1999

                   Statements of Income for the years ended December 31, 2000, 1999, and 1998

                   Statements of Partners' Capital for the years ended December 31, 2000, 1999, and 1998

                   Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998

                  Notes to Financial Statements

2.       Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999, and 1998

                   Schedule III - Real Estate and Accumulated Depreciation at December 31, 2000

                   Notes  to  Schedule   III  -  Real  Estate  and   Accumulated
                   Depreciation at December 31, 2000

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


(b) The Registrant filed no reports on Form 8-K during the period from October 1, 2000 through December 31, 2000.


(c)      Not Applicable.


(d)      Other Financial Information

         The Partnership is required to file audited financial information of one of its tenants (Golden Corral Corporation) as a result of this tenant leasing more than 20 percent of the Partnership's total assets for the year ended December 31, 2000. Golden Corral Corporation is a privately-held company and its financial information is not available to the Partnership to include in this filing. The Partnership will file this financial information under cover of a Form 10-K/A as soon as it is available.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2001.

                       CNL INCOME FUND III, LTD.

                       By:      CNL REALTY CORPORATION
                                General Partner

                                /s/ Robert A. Bourne
                                -----------------------------------
                                ROBERT A. BOURNE, President


                       By:      ROBERT A. BOURNE
                                General Partner

                                /s/ Robert A. Bourne
                                -----------------------------------
                                ROBERT A. BOURNE


                       By:      JAMES M. SENEFF, JR.
                                General Partner

                                /s/ James M. Seneff, Jr.
                                -----------------------------------
                                JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              Signature                                      Title                                      Date

  /s/ Robert A. Bourne                      President,   Treasurer   and   Director              March 28, 2001
  ---------------------------
  Robert A. Bourne                          (Principal   Financial  and  Accounting
                                            Officer)

  /s/ James M. Seneff, Jr.                  Chief  Executive  Officer and  Director              March 28, 2001
  ---------------------------
  James M. Seneff, Jr.                      (Principal Executive Officer)


                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2000, 1999, and 1998

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

  1998      Allowance for
              doubtful
              accounts (a)         $   169,853      $  41,380       $   3,828 (b)     $  15,384 (c)      $  4,699     $ 194,978
                               ================  =============  ==============     =============     =============  ============

  1999      Allowance for
              doubtful
              accounts (a)         $   194,978         $   --       $   5,199 (b)     $ 191,380 (c)        $   --      $  8,797
                               ================  =============  ==============     =============     =============  ============

  2000      Allowance for
              doubtful
              accounts (a)          $    8,797         $   --          $   --          $  8,797 (c)        $   --        $   --
                               ================  =============  ==============     =============     =============  ============


         (a)      Deducted from receivables on the balance sheet.

         (b)      Reduction of rental and other income.

         (c)      Amounts written off as uncollectible.


                                                                                               Costs Capitalized
                                                                                                Subsequent To
                                                                Initial Cost                     Acquisition
                                                  -----------------------------      -------------------------
                                    Encum-                          Buildings and     Improve-         Carrying
                                    brances          Land            Improvements      ments           Costs
                                   ----------     ------------      -----------      -----------       -------

Properties the Partnership has
   Invested in Under Operating
   Leases:

    Burger King Restaurant:
      Kansas City, Missouri            -             $236,055         $573,739                -             -
      Montgomery, Alabama              -              326,997                -                -             -

    Darryl's Restaurant:
      Fayetteville, North Carolina     -              688,672          584,290                -             -

    Golden Corral  Family
      Steakhouse Restaurants:
          Altus, Oklahoma              -              149,756          449,269                -             -
          Hastings, Nebraska           -              110,800          332,400           23,636             -
          Wichita, Kansas (f)          -              147,349          442,045                -             -
          Stockbridge, Georgia         -              384,644          685,511          150,000             -
          Washington, Illinois         -              221,680          517,833                -             -
          Schererville, Indiana (f)    -              211,690          531,801                -             -

      IHOP Restaurant:
          Auburn, Alabama              -              373,763        1,060,478                -             -

    KFC Restaurants:
      Calallen, Texas                  -              219,432                -          332,043             -
      Katy, Texas                      -              266,768                -          279,486             -
      Burnsville, Minnesota            -              196,159                -          437,895             -
      Page, Arizona                    -              328,729                -          270,755             -


    Pizza Hut Restaurants:
      Jacksboro, Texas                 -               54,274          147,337                -             -
      Seminole, Texas                  -              183,284          134,531                -             -
      Winter Springs, Florida          -              268,128          270,372                -             -
      Austin, Texas                    -              301,778          372,137                -             -

    Red Oaks Steakhouse
      Restaurant:
          Canton Township, Michigan    -              296,945                -                -             -

    Taco Bell Restaurants:
      Bishop, California               -              363,964                -          272,150             -
      Longwood, Florida                -              346,832                -          394,087             -
                                                  ------------      -----------      -----------       -------

                                                   $5,677,699       $6,101,743       $2,160,052             -
                                                  ============      ===========      ===========       =======

 Property of Joint Venture in Which
    the  Partnership  has  a  73.4%
    Interest  and has  Invested  in
    Under an Operating Lease:

    Po Folks Restaurant:
      Titusville, Florida (g)          -             $271,350                -         $750,985             -
                                                  ============      ===========      ===========       =======

 Property in Which the  Partnership
    has   a   33.0%   Interest   as
    Tenants-in-   Common   and  has
    Invested in Under an  Operating
    Lease:

    IHOP Restaurant:
      Englewood, Colorado              -             $552,590                -                -             -
                                                  ============      ===========      ===========       =======

 Property in Which the  Partnership
    has   a   9.84%   Interest   as
    Tenants-in-   Common   and  has
    Invested in Under an  Operating
    Lease:

      Chevy's Fresh Mex
         Restaurant:
            Miami, Florida             -             $976,357         $974,016                -             -
                                                  ============      ===========      ===========       =======

 Property of Joint Venture in Which
    the  Partnership  has a  46.88%
    Interest  and has  Invested  in
    Under an Operating Lease:

    Ruby Tuesday Restaurant:
      Orlando, FL                      -             $623,496                -                -             -
                                                  ============      ===========      ===========       =======

 Property in Which the  Partnership
    has   a   20%    Interest    as
    Tenants-in-   Common   and  has
    Invested in Under an  Operating
    Lease:

      IHOP Restaurant:
         Baytown, Texas                -             $495,847         $799,469                -             -
                                                  ============      ===========      ===========       =======

 Properties  the   Partnership  has
    Invested   in   Under    Direct
    Financing Leases:

    Burger King Restaurant:
         Montgomery, Alabama           -                    -         $612,920                -             -
                                                  ------------      -----------      -----------       -------

    Red Oaks Steakhouse
      Restaurant:
         Canton Township, Michigan     -                    -                          $556,495             -
                                                  ------------      -----------      -----------       -------

                                                            -         $612,920         $556,495             -
                                                  ============      ===========      ===========       =======

 Property in Which the  Partnership
    has   a   33.0%   Interest   as
    Tenants-in-   Common   and  has
    Invested   in   Under    Direct
    Financing Lease:

    IHOP Restaurant:
      Englewood, Colorado              -                    -       $1,008,839                -             -
                                                  ============      ===========      ===========       =======

 Property in Which the  Partnership
    has  a   25.87%   Interest   as
    Tenants-in-   Common   and  has
    Invested   in   Under    Direct
    Financing Lease:

    IHOP Restaurant:
      Overland Park, Kansas            -                    -       $1,608,508                -             -
                                                  ============      ===========      ===========       =======

 Property of Joint  Veture in Which
    the  Partnership  has a  46.88%
    Interest  and has  Invested  in
    Under Direct Financing Lease:

    Ruby Tuesday Restaurant:
      Orlando, Florida                 -                    -                -         $820,202             -
                                                  ============      ===========      ===========       =======




                        Gross Amount at Which                                                       Life on Which
                        Carried at Close of Period (c)                                              Depreciation in
       -----------------------------------------------                      Date                    Latest Income
                        Buildings and                      Accumulated      of Con-      Date       Statement is
          Land          Improvements        Total          Depreciation     struction   Acquired    Computed
       -----------      -----------      -------------     ------------     -------     --------    ------------






         $236,055         $573,739           $809,794         $250,214       1984        12/87          (b)
          326,997               (e)           326,997               (d)      1975        01/99          (d)


          688,672          584,290          1,272,962           69,234       1984        06/97          (b)



          149,756          449,269            599,025          198,427       1987        10/87          (b)
          110,800          356,036            466,836          156,658       1987        10/87          (b)
          147,349          442,045            589,394          194,009       1987        11/87          (b)
          384,644          835,511          1,220,155          316,994       1987        11/87          (b)
          221,680          517,833            739,513          227,272       1987        12/87          (b)
          211,690          531,801            743,491          233,401       1987        12/87          (b)


          373,763        1,060,478          1,434,241           41,906       1998        10/99          (b)


          219,432          332,043            551,475          138,351       1988        12/87          (b)
          266,768          279,486            546,254          118,393       1988        02/88          (b)
          196,159          437,895            634,054          180,023       1988        02/88          (b)
          328,729          270,755            599,484          113,943       1988        02/88          (b)



           54,274          147,337            201,611           64,256       1983        12/87          (b)
          183,284          134,531            317,815           58,672       1977        12/87          (b)
          268,128          270,372            538,500          117,537       1987        01/88          (b)
          301,778          372,137            673,915          159,709       1987        02/88          (b)



          296,945               (e)           296,945               (d)      1988        02/88          (d)


          363,964          272,150            636,114          110,750       1988        05/88          (b)
          346,832          394,087            740,919          159,284       1988        06/88          (b)
       -----------      -----------      -------------     ------------

       $5,677,699       $8,261,795        $13,939,494       $2,909,033
       ===========      ===========      =============     ============








         $271,350         $750,985         $1,022,335         $279,866       1988        12/88          (b)
       ===========      ===========      =============     ============








         $552,590               (e)          $552,590               (d)      1996        07/97          (d)
       ===========                       =============









         $976,357         $974,016         $1,950,373          $97,491       1995        12/97          (b)
       ===========      ===========      =============     ============







         $623,496               (e)          $623,496               (d)      1998        05/98          (d)
       ===========                       =============








         $495,847         $799,469         $1,295,316          $31,967       1998        10/99          (b)
       ===========      ===========      =============     ============






                -               (e)                (e)              (d)      1975        01/99          (d)
       -----------



                -               (e)                (e)              (d)      1988        02/88          (d)
       -----------

                -
       ===========








                -               (e)                (e)              (d)      1996        07/97          (d)
       ===========








                -               (e)                (e)              (d)      1997        01/98          (d)
       ===========







                -               (e)                (e)              (d)      1998        05/98          (d)
       ===========






                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2000


(a) Transactions in real estate and accumulated depreciation during 2000, 1999, and 1998, are summarized as follows:

                                                                                                 Accumulated
                                                                            Cost                Depreciation
                                                                       ----------------       ------------------
          Properties the Partnership has Invested
              in Under Operating Leases:

                Balance, December 31, 1997                                $ 18,217,870            $   3,341,624
                Acquisition                                                    150,000                       --
                Dispositions                                                (4,210,139 )               (902,084 )
                Depreciation expense                                                --                  299,355
                                                                       ----------------       ------------------

                Balance, December 31, 1998                                  14,157,731                2,738,895
                Acquisition                                                  1,761,238                       --
                Dispositions                                                (1,374,684 )               (236,174 )
                Depreciation expense                                                --                  268,798
                                                                       ----------------       ------------------

                Balance, December 31, 1999                                  14,544,285                2,771,519
                Acquisition                                                         --                       --
                Dispositions                                                  (604,791 )               (149,107 )
                Depreciation expense                                                --                  286,621
                                                                       ----------------       ------------------

                Balance, December 31, 2000                                $ 13,939,494            $   2,909,033
                                                                       ================       ==================

          Property of Joint  Venture in Which the
             Partnership has a 73.4% Interest and
             has  Invested in Under an  Operating
             Lease:

                Balance, December 31, 1997                                $  1,022,335             $    225,207
                Depreciation expense                                                --                   20,099
                                                                       ----------------       ------------------

                Balance, December 31, 1998                                   1,022,335                  245,306
                Depreciation expense                                                --                   17,566
                                                                       ----------------       ------------------

                Balance, December 31, 1999                                   1,022,335                  262,872
                Depreciation expense                                                --                   16,994
                                                                       ----------------       ------------------

                Balance, December 31, 2000                                $  1,022,335             $    279,866
                                                                       ================       ==================


                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2000

                                                                                              Accumulated
                                                                            Cost             Depreciation
                                                                        -------------       ----------------

          Property in Which the  Partnership has a
              33%  Interest  as  Tenants-in-Common
              and  has   Invested   in   Under  an
              Operating Lease:

              Balance, December 31, 1997                                   $ 552,590                $    --
              Depreciation expense (d)                                            --                     --
                                                                        -------------       ----------------

              Balance, December 31, 1998                                     552,590                     --
              Depreciation expense (d)                                            --                     --
                                                                        -------------       ----------------

              Balance, December 31, 1999                                     552,590                     --
              Depreciation expense (d)                                            --                     --
                                                                        -------------       ----------------

              Balance, December 31, 2000                                   $ 552,590                $    --
                                                                        =============       ================

          Property in Which the  Partnership has a
              9.84% Interest as  Tenants-in-Common
              and  has   Invested   in   Under  an
              Operating Lease:

              Balance, December 31, 1997                                 $ 1,950,373               $     89
              Depreciation expense                                                --                 32,468
                                                                        -------------       ----------------

              Balance, December 31, 1998                                   1,950,373                 32,557
              Depreciation expense                                                --                 32,466
                                                                        -------------       ----------------

              Balance, December 31, 1999                                   1,950,373                 65,023
              Depreciation expense                                                --                 32,468
                                                                        -------------       ----------------

              Balance, December 31, 2000                                 $ 1,950,373             $   97,491
                                                                        =============       ================

          Property of Joint  Venture  in Which the
              Partnership  has a  46.88%  Interest
              and  has   Invested   in   Under  an
              Investment   in   Direct   Financing
              Lease:

              Balance, December 31, 1998                                   $ 623,496                $    --
              Depreciation expense (d)                                            --                     --
                                                                        -------------       ----------------

              Balance, December 31, 1999                                     623,496                     --
              Depreciation expense (d)                                            --                     --
                                                                        -------------       ----------------

              Balance, December 31, 2000                                   $ 623,496                $    --
                                                                        =============       ================



                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2000

                                                                                            Accumulated
                                                                          Cost             Depreciation
                                                                      --------------      ----------------

          Property in Which the  Partnership has a
              20%  Interest  as  Tenants-in-Common
              and  has   Invested   in   Under  an
              Operating Lease:

             Balance, December 31, 1998                                      $   --               $    --
             Acquisition                                                  1,295,316                    --
             Depreciation expense                                                --                 5,318
                                                                       -------------       ---------------

             Balance, December 31, 1999                                 $ 1,295,316             $   5,318
             Depreciation expense                                                --                26,649
                                                                       -------------       ---------------

             Balance, December 31, 2000                                 $ 1,295,316            $   31,967
                                                                       =============       ===============



(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2000, the aggregate cost of the Properties owned by the Partnership, its consolidated joint venture and the unconsolidated joint venture for federal income tax purposes was $14,094,079 and $9,419,158, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

(g) For financial reporting purposes, the undepreciated cost of the Property in Titusville, Florida, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording an allowance for loss on land and building in the amount of approximately $272,300 as of December 31, 1998. During 2000, the Partnership recorded an additional impairment of $227,094. The cumulative allowance at December 31, 2000, represents the difference between the Property's carrying value and the current estimate of the net realizable value of the Property. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 2000, excluding the allowance for loss on land and building.

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