Form 10-Q
period 2001-06-30
CNL INCOME FUND III LTD
filed 2001-08-10
CIK 817845

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2001
   --------------------------------------------------------------------------

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


                            CNL Income Fund III, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                    59-2809460
----------------------------------------------- --------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)


               450 South Orange Avenue
                  Orlando, Florida                                   32801
----------------------------------------------- --------------------------------
      (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number
(including area code)                                           (407) 540-2000
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



                                                                                              Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                                                 1

                      Condensed Statements of Income                                           2

                      Condensed Statements of Partners' Capital                                3

                      Condensed Statements of Cash Flows                                       4

                      Notes to Condensed Financial Statements                                  5

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                      6-8

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                                              8


Part II.

     Other Information                                                                         9-10





                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                               June 30,             December 31,
                                                                                 2001                   2000
                                                                          -------------------    -------------------
                              ASSETS

  Land and buildings on operating leases, less accumulated
      depreciation of $3,048,103 and $2,909,033, respectively
                                                                                $ 10,891,391           $ 11,030,461
  Net investment in direct financing leases                                        1,091,440              1,101,738
  Investment in joint ventures                                                     2,201,726              2,235,081
  Cash and cash equivalents                                                          538,911                578,746
  Receivables, less allowance for doubtful accounts
      of $2,671 in 2001                                                               17,708                  5,780
  Due from related parties                                                            12,018                 16,710
  Prepaid expenses                                                                     5,248                  4,122
  Accrued rental income                                                              186,221                155,142
  Other assets                                                                        29,354                 29,354
                                                                          -------------------    -------------------

                                                                                $ 14,974,017           $ 15,157,134
                                                                          ===================    ===================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable                                                                $    1,340             $   20,260
  Escrowed real estate taxes payable                                                  13,742                  4,718
  Distributions payable                                                              437,500                437,500
  Due to related parties                                                             130,968                 92,553
  Rents paid in advance                                                               13,077                 32,509
                                                                          -------------------    -------------------
      Total liabilities                                                              596,627                587,540

  Minority interest                                                                  128,865                130,219

  Partners' capital                                                               14,248,525             14,439,375
                                                                          -------------------    -------------------

                                                                                $ 14,974,017           $ 15,157,134
                                                                          ===================    ===================
See accompanying notes to condensed financial statements.




                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                         Quarter Ended                  Six Months Ended
                                                                           June 30,                         June 30,
                                                                     2001             2000           2001             2000
                                                                 --------------   -------------  --------------  ---------------
Revenues:
    Rental income from operating leases                              $ 377,551       $ 385,160      $  751,943       $  770,319
    Earned income from direct financing leases                          30,988          31,566          62,128           63,267
    Contingent rental income                                            77,516          14,572          87,897           36,300
    Interest and other income                                            5,914           7,160          16,119           25,851
                                                                 --------------   -------------  -------------   --------------

                                                                       491,969         438,458         918,087          895,737
                                                                 --------------   -------------  --------------  ---------------

Expenses:
    General operating and administrative                                54,081          40,773         125,759           74,976
    Professional services                                                6,847           2,774          17,154           12,082
    State and other taxes                                                1,911              --          12,538           12,084
    Depreciation and amortization                                       69,535          72,538         139,070          145,076
    Transaction costs                                                       --          18,403              --           45,062
                                                                 --------------   ------------- --------------   --------------

                                                                       132,374         134,488         294,521          289,280
                                                                 --------------   -------------  --------------  ---------------

Income Before Minority Interest in Income of
    Consolidated Joint Venture and Equity in Earnings
    of Unconsolidated Joint Ventures                                   359,595         303,970         623,566          606,457

Minority Interest in Income of Consolidated
    Joint Venture                                                       (4,370 )        (4,229 )        (8,649 )         (8,574 )

Equity in Earnings of Unconsolidated Joint Ventures                     20,012          46,043          69,233           94,339
                                                                 --------------   -------------  --------------  ---------------


Net Income                                                           $ 375,237       $ 345,784      $  684,150       $  692,222
                                                                 ==============   =============  ==============  ===============

Allocation of Net Income:
    General partners                                                    $   --          $   --         $    --          $    --
    Limited partners                                                   375,237         345,784         684,150          692,222
                                                                 --------------   -------------  --------------  ---------------

                                                                     $ 375,237       $ 345,784      $  684,150       $  692,222
                                                                 ==============   =============  ==============  ===============

Net Income Per Limited Partner Unit                                   $   7.50        $   6.92       $   13.68        $   13.84
                                                                 ==============   =============  ==============  ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                                   50,000          50,000          50,000           50,000
                                                                 ==============   =============  ==============  ===============

See accompanying notes to condensed financial statements.




                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                          Six Months Ended           Year Ended
                                                                              June 30,              December 31,
                                                                                2001                    2000
                                                                       -----------------------    ------------------

General partners:
    Beginning balance                                                           $     371,371            $  371,371
    Net income                                                                             --                    --
                                                                       -----------------------    ------------------
                                                                                      371,371               371,371
                                                                       -----------------------    ------------------

Limited partners:
    Beginning balance                                                              14,068,004            15,229,572
    Net income                                                                        684,150             1,313,432
    Distributions ($17.50 and $49.50 per
       limited partner unit, respectively)                                           (875,000 )          (2,475,000 )
                                                                       -----------------------    ------------------
                                                                                   13,877,154            14,068,004
                                                                       -----------------------    ------------------

Total partners' capital                                                        $   14,248,525          $ 14,439,375
                                                                       =======================    ==================
See accompanying notes to condensed financial statements.




                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                               2001                2000
                                                                          ----------------     --------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                   $ 845,168          $ 786,305
                                                                          ----------------     --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                         (875,000 )       (1,000,000 )
       Distributions to holders of minority interests                             (10,003 )          (10,091 )
                                                                          ----------------     --------------
              Net cash used in financing activities                              (885,003 )       (1,010,091 )
                                                                          ----------------     --------------

Net Decrease in Cash and Cash Equivalents                                         (39,835 )         (223,786 )

Cash and Cash Equivalents at Beginning of Period                                  578,746          1,011,733
                                                                          ----------------     --------------

Cash and Cash Equivalents at End of Period                                      $ 538,911          $ 787,947
                                                                          ================     ==============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          period                                                                $ 437,500          $ 500,000
                                                                          ================     ==============
See accompanying notes to condensed financial statements.







                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


   1.    Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund III, Ltd. (the "Partnership") for the year ended December 31, 2000.

         The Partnership accounts for its 69.07% interest in Tuscawilla Joint Venture using the consolidation method. Minority interests represents the minority joint venture partners' proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

2.   Reclassification:
     ----------------

         Certain items in the prior year's financial statements have been reclassified to conform to 2001 presentation. These reclassifications had no effect on total partners' capital or net income.





ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

         CNL Income Fund III, Ltd. (the "Partnership") is a Florida limited partnership that was organized on June 1, 1987 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2001, the Partnership owned 27 Properties, which included interests in three Properties owned by joint ventures in which the Partnership is a co-venturer and four Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 2001 and 2000 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $845,168 and $786,305, respectively. The increase in cash from operations for the quarter ended March 31, 2001 was primarily a result of changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 2001, the Partnership had $538,911 invested in such short-term investments, as compared to $578,746 at December 31, 2000. The funds remaining at June 30, 2001 will be used to pay distributions and other liabilities of the Partnership.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations the Partnership declared distributions to limited partners of $875,000 and $1,000,000 for the six months ended June 30, 2001 and 2000, respectively, ($437,500 and $500,000 for the quarters ended June 30, 2001 and 2000, respectively). This represents distributions of $17.50 and $20.00 per unit for the six months ended June 30, 2001 and 2000, respectively, ($8.75 and $10.00 the quarter ended June 30, 2001 and 2000, respectively). As a result of the sale of several Properties in 2000, the Partnership's total revenue was reduced and is expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses remained and are expected to remain fixed. Therefore, distributions of net cash flow were adjusted commencing during the quarter ended September 30, 2000. No distributions were made to the general partners for the quarters and six months ended June 30, 2001 and 2000. No amounts distributed to the limited partners for the six months ended June 30, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $596,627 a June 30, 2001 from $587,540 at December 31, 2000. Total liabilities at June 30, 2001, to the extent they exceed cash and cash equivalents at June 30, 2001, will be paid from future cash from operations, loans, and in the event the general partners elect to make additional contributions, from general partners' contributions.

Long-Term Liquidity

                  The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 2000, the Partnership and its consolidated joint venture, Tuscawilla Joint Venture, owned and leased 22 wholly owned Properties (including one Property which was sold in 2000) and during the six months ended June 30, 2001, the Partnership and its consolidated joint venture owned and leased 21 wholly owned Properties, to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 2001 and 2000, the Partnership earned $814,071 and $833,586, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $408,539 and $416,726 of which was earned during the quarters ended June 30, 2001 and 2000, respectively. Rental and earned income decreased by approximately $9,200 and $18,400 during the quarter and six months ended June 30, 2001, respectively, as compared to the quarter and six months ended June 30, 2000, as a result of the sale of one Property during 2000.

         During the six months ended June 30, 2001 and 2000, the Partnership also earned $87,897 and $36,300, respectively, in contingent rental income, $77,516 and $14,572 of which was earned during the quarters ended June 30, 2001 and 2000, respectively. The increase in contingent rental income during the quarter and six months ended June 30, 2001, as compared to the quarters and six months ended June 30, 2000, was primarily due to an increase in gross sales of certain restaurant Properties whose leases require the payment of contingent rental income.

         For the six months ended June 30, 2001 and 2000, the Partnership owned and leased three Properties indirectly through joint venture arrangements and four Properties as tenants-in-common with affiliates of the general partners. In connection therewith, during the six months ended June 30, 2001 and 2000, the Partnership earned income of $69,233 and $94,339, respectively, attributable to net income recorded by these joint ventures, $20,012 and $46,043 of which was earned during the quarters ended June 30, 2001 and 2000, respectively. The decrease in net income earned by joint ventures during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was primarily due to the fact that Titusville Joint Venture (in which the Partnership owns a 73.4% interest) recorded a provision for loss on assets of approximately $38,300 for financial reporting purposes. The Property owned by the joint venture became vacant during 1997. Titusville Joint Venture had previously recorded a provision for loss on assets relating to this Property. The increase in the allowance represented the difference between the Property's carrying value at June 30, 2001 and the current estimated net realizable value of the Property. No such allowance was recorded during the quarter and six months ended June 30, 2000. Titusville Joint Venture is currently seeking either a replacement tenant or purchaser for this Property. If Titusville Joint Venture fails to find a replacement tenant or purchaser, there could be a continued adverse affect on equity in earnings of unconsolidated joint ventures. The Partnership expects equity in earnings of joint ventures to remain at reduced amounts until such time as the joint venture executes a new lease or until the Property is sold and the proceeds from such sale are reinvested in an additional Property.

         Operating expenses, including depreciation and amortization expense, were $294,521 and $289,280 for the six months ended June 30, 2001 and 2000, respectively, of which $132,374 and $134,488 were incurred during the quarters ended June 30, 2001 and 2000, respectively. The increase in operating expenses during the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, was primarily attributable to, and the decrease in operating expenses during the quarter ended June 30, 2001, as compared to the quarter ended June 30, 2000 was partially offset by, an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement. The increase in operating expenses during the six months ended June 30, 2001, as compared to the six months ended June 30, 2000 was partially offset by, and the decrease during the quarter ended June 30, 2001, as compared to the quarter ended June 30, 2000 was partially due to, a decrease in operating expenses due to the fact that during the quarter and six months ended June 30, 2000, the Partnership incurred $18,403 and $45,062, respectively, in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter and six months ended June 30, 2001.


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

     10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Filed herewith.)


     (b)  Reports on Form 8-K

     No reports of Form 8-K were filed during the quarter ended June 30, 2001.





                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 7th day of August, 2001.


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

     10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Filed herewith.)