Form 10-Q
period 2001-09-30
CNL INCOME FUND III LTD
filed 2001-11-09
CIK 817845

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2001
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______________________ to _____________________


                             Commission file number
                                     0-16850
                     ---------------------------------------


                            CNL Income Fund III, Ltd.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                       59-2809460
-------------------------------------          -------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


   450 South Orange Avenue
       Orlando, Florida                                   32801
-------------------------------------          -------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number
(including area code)                                (407) 540-2000
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

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                               September 30,           December 31,
                                                                    2001                   2000
                                                             -------------------    -------------------
                              ASSETS

  Land and buildings on operating leases, net                      $ 10,325,062           $ 11,030,461
  Net investment in direct financing leases                           1,086,061              1,101,738
  Investment in joint ventures                                        2,189,731              2,235,081
  Cash and cash equivalents                                           1,296,965                578,746
  Receivables, less allowance for doubtful accounts
      of $27,173 in 2001                                                 28,279                  5,780
  Due from related parties                                               13,286                 16,710
  Prepaid expenses                                                        1,402                  4,122
  Accrued rental income                                                 162,703                155,142
  Other assets                                                           29,354                 29,354
                                                             -------------------    -------------------

                                                                   $ 15,132,843           $ 15,157,134
                                                             ===================    ===================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable                                                   $    5,410             $   20,260
  Escrowed real estate taxes payable                                     11,280                  4,718
  Distributions payable                                               1,087,500                437,500
  Due to related parties                                                123,941                 92,553
  Rents paid in advance                                                  19,418                 32,509
                                                             -------------------    -------------------
      Total liabilities                                               1,247,549                587,540

  Minority interest                                                     128,124                130,219

  Partners' capital                                                  13,757,170             14,439,375
                                                             -------------------    -------------------

                                                                   $ 15,132,843           $ 15,157,134
                                                             ===================    ===================



           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                         Quarter Ended                 Nine Months Ended
                                                                         September 30,                   September 30,
                                                                     2001             2000           2001             2000
                                                                 --------------   -------------  --------------  ---------------
Revenues:
    Rental income from operating leases                              $ 362,228       $ 383,424     $ 1,114,171      $ 1,153,743
    Adjustments to accrued rental income                               (38,721 )            --         (38,721 )             --
    Earned income from direct financing leases                          19,618          31,429          81,746           94,696
    Contingent rental income                                             1,134          20,045          89,031           56,345
    Lease termination income                                            80,000              --          80,000               --
    Interest and other income                                            4,742           8,711          20,861           34,562
                                                                 --------------   -------------  --------------  ---------------
                                                                       429,001         443,609       1,347,088        1,339,346
                                                                 --------------   -------------  --------------  ---------------

Expenses:
    General operating and administrative                                25,602          37,640         151,361          112,616
    Professional services                                                1,582           5,219          18,736           17,301
    State and other taxes                                                  231              --          12,769           12,084
    Depreciation and amortization                                       68,058          72,004         207,128          217,080
    Transaction costs                                                       --              --              --           45,062
                                                                 --------------   -------------  --------------  ---------------
                                                                        95,473         114,863         389,994          404,143
                                                                 --------------   -------------  --------------  ---------------

Income Before Minority Interest in Income of
    Consolidated Joint Venture, Equity in Earnings
    of Unconsolidated Joint Ventures and Gain on Sale of
    Assets                                                             333,528         328,746         957,094          935,203

Minority Interest in Income of Consolidated
    Joint Venture                                                       (4,277 )        (4,352 )       (12,926 )        (12,926 )

Equity in Earnings of Unconsolidated Joint Ventures                     37,865          47,411         107,098          141,750

Gain on Sale of Assets                                                 229,029          32,151         229,029           32,151
                                                                 --------------   -------------  --------------  ---------------

Net Income                                                           $ 596,145       $ 403,956     $ 1,280,295      $ 1,096,178
                                                                 ==============   =============  ==============  ===============

Allocation of Net Income:
    General partners                                                    $   --          $   --         $    --          $    --
    Limited partners                                                   596,145         403,956       1,280,295        1,096,178
                                                                 --------------   -------------  --------------  ---------------

                                                                     $ 596,145       $ 403,956     $ 1,280,295      $ 1,096,178
                                                                 ==============   =============  ==============  ===============

Net Income Per Limited Partner Unit                                  $   11.92        $   8.08       $   25.61        $   21.92
                                                                 ==============   =============  ==============  ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                                   50,000          50,000          50,000           50,000
                                                                 ==============   =============  ==============  ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                     Nine Months Ended            Year Ended
                                                       September 30,             December 31,
                                                            2001                     2000
                                                  -------------------------    ------------------
General partners:
    Beginning balance                                         $    371,371            $  371,371
    Net income                                                          --                    --
                                                  -------------------------    ------------------
                                                                   371,371               371,371
                                                  -------------------------    ------------------

Limited partners:
    Beginning balance                                           14,068,004            15,229,572
    Net income                                                   1,280,295             1,313,432
    Distributions ($39.25 and $49.50 per
       limited partner unit, respectively)                      (1,962,500 )          (2,475,000 )
                                                  -------------------------    ------------------
                                                                13,385,799            14,068,004
                                                  -------------------------    ------------------

Total partners' capital                                      $  13,757,170          $ 14,439,375
                                                  =========================    ==================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                   Nine Months Ended
                                                                     September 30,
                                                                2001                2000
                                                           ----------------     --------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                   $1,295,190         $1,191,544
                                                           ----------------     --------------

    Cash Flows from Investing Activities:
       Proceeds from sale of assets                                750,550            507,365
                                                           ----------------     --------------
          Net cash provided by investing activities                750,550            507,365
                                                           ----------------     --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                        (1,312,500 )       (1,500,000 )
       Distributions to holders of minority interests              (15,021 )          (15,140 )
                                                           ----------------     --------------
          Net cash used in financing activities                 (1,327,521 )       (1,515,140 )
                                                           ----------------     --------------

Net Increase in Cash and Cash Equivalents                          718,219            183,769

Cash and Cash Equivalents at Beginning of Period                   578,746          1,011,733
                                                           ----------------     --------------

Cash and Cash Equivalents at End of Period                      $1,296,965         $1,195,502
                                                           ================     ==============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          period                                                $1,087,500         $1,037,500
                                                           ================     ==============

       Deferred real estate disposition fee incurred and
          unpaid at end of period                                $  23,250           $ 15,296
                                                           ================     ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.    Land and Buildings on Operating Leases:
      --------------------------------------

      In September 2001, the Partnership sold its Golden Corral property in Schererville, Indiana for $775,000 and received net sales proceeds of $750,550, resulting in a gain of $229,029 for financial reporting purposes. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $23,250 (see Note
      5), and received $60,000 from the former tenant of this property in consideration of the Partnership releasing the tenant from its obligation under the terms of its lease.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


4.    Related Party Transactions:
      --------------------------

      An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties, based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sales. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions. During the nine months ended September 30, 2001 and 2000, the Partnership incurred $23,250 and $15,296, respectively, in deferred, subordinated real estate disposition fees as a result of the Partnership's sale of the properties in Schererville, Indiana and Plant City, Florida, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        CNL Income Fund III, Ltd. (the "Partnership") is a Florida limited partnership that was organized on June 1, 1987 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2001, the Partnership owned 26 Properties, which included interests in three Properties owned by joint ventures in which the Partnership is a co-venturer and four Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

        The Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) for the nine months ended September 30, 2001 and 2000 of $1,295,190 and $1,191,544, respectively. The increase in cash from operations for the nine months ended September 30, 2001 was primarily a result of changes in the Partnership's working capital.

        Other sources and uses of capital included the following during the nine months ended September 30, 2001.

        In September 2001, the Partnership sold its Golden Corral property in Schererville, Indiana for $775,000 and received net sales proceeds of $750,550, resulting in a gain of $229,029 for financial reporting purposes. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $23,250, and received $80,000 from the former tenant of this property in consideration of the Partnership releasing the tenant from its obligation under the terms of its lease. The Partnership intends to distribute the net sales proceeds as a special distribution to the limited partners, as described below. The Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

        Currently, rental income from the Partnership's Properties and any net sales proceeds are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 2001, the Partnership had $1,296,965 invested in such short-term investments, as compared to $578,746 at December 31, 2000. The increase in cash and cash equivalents at September 30, 2001, as compared to December 31, 2000, was primarily due to the Partnership holding the net sales proceeds it received from the sale of the Property in Schererville, Indiana, as described above. The funds remaining at September 30, 2001 after payment of distributions and other liabilities of the Partnership will be used to meet the Partnership's working capital needs.

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

        The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the nine months ended September 30, 2001, the net sales proceeds from the sale of the Property in Schererville, Indiana, and for the nine months ended September 30, 2000, a portion of the proceeds received from the 1999 sale of the Property in Flagstaff, Arizona, and the 2000 sale of the Property in Plant City, Florida, the Partnership declared distributions to limited partners of $1,962,500 and $2,037,500 for the nine months ended September 30, 2001 and 2000, respectively, ($1,087,500 and $1,037,500 for the quarters ended September 30, 2001 and 2000, respectively). This represents distributions of $39.25 and $40.75 per unit for the nine months ended September 30, 2001 and 2000, respectively, ($21.75 and $20.75 per unit for the quarters ended September 30, 2001 and 2000, respectively). Distributions for the nine months ended September 30, 2001 included $650,000 in a special distribution, as a result of the distribution of net sales proceeds from the 2001 sale of the Property in Schererville, Indiana. In addition, distributions for the nine months ended September 30, 2000 included $600,000 in a special distribution, as a result of the distribution of net sales proceeds from the 1999 sale of the Property in Flagstaff, Arizona, and the 2000 sale of the Property is Plant City, Florida. These amounts were applied towards the limited partners' cumulative 10% Preferred Return. No distributions have been made to the general partners to date. As a result of the sale of several Properties in 2001 and 2000, the Partnership's total revenue was reduced and is expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses remained and are expected to remain fixed. Therefore, distributions of net cash flow were adjusted commencing during the quarter ended September 30, 2000. No distributions were made to the general partners for the quarters and nine months ended September 30, 2001 and 2000. No amounts distributed to the limited partners for the nine months ended September 30, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

        Total liabilities of the Partnership, including distributions payable, increased to $1,247,549 at September 30, 2001 from $587,540 at December 31, 2000, primarily as a result of the Partnership accruing a special distribution of $650,000 to the limited partners at September 30, 2001, as described above. The general partners believe that the Partnership has sufficient cash on hand to meet current working capital needs.

Long-Term Liquidity

        The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

        During the nine months ended September 30, 2000, the Partnership and its consolidated joint venture, Tuscawilla Joint Venture, owned and leased 22 wholly owned Properties (including one Property which was sold in 2000) and during the nine months ended September 30, 2001, the Partnership and its consolidated joint venture owned and leased 21 wholly owned Properties (including one Property which was sold in 2001), to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 2001 and 2000, the Partnership earned $1,157,196 and $1,248,439, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties, $343,125 and $414,853 of which was earned during the quarters ended September 30, 2001 and 2000, respectively. Rental and earned income decreased by approximately $11,500 and $29,900 during the quarter and nine months ended September 30, 2001, respectively, as compared to the quarter and nine months ended September 30, 2000, as a result of the 2001 sale of the Property in Schererville, Indiana, as described above in "Capital Resources", and the 2000 sale of the Property in Plant City, Florida.

        In addition, the decrease in rental and earned income during the quarter and nine months ended September 30, 2001, as compared to the quarter and nine months ended September 30, 2000, was partially attributable to the fact that the tenant of the Property in Montgomery, Alabama experienced financial difficulties. As a result, during the quarter and nine months ended September 30, 2001, the Partnership established an allowance for doubtful accounts of approximately $21,900 for past due rental amounts relating to this Property and one additional Property in accordance with the Partnership's policy. The general partners will continue to pursue collection of past due rental amounts relating to these Properties. In addition, the Partnership reversed approximately $38,700 in previously accrued rental income relating to the Property in Montgomery, Alabama. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. No such amounts were reversed during the quarter and nine months ended September 30, 2000.

        In June 2001, the lease for the Property in Washington, Illinois, which was scheduled to expire in November 2002, was terminated by the Partnership and the tenant. In connection therewith, the Partnership received approximately $20,000 in lease termination income in consideration for the Partnership releasing the tenant from its obligations under the lease. The Partnership re-leased this Property to a new tenant with terms substantially the same as the Partnership's other leases.

        During the nine months ended September 30, 2001 and 2000, the Partnership also earned $89,031 and $56,345, respectively, in contingent rental income, $1,134 and $20,045 of which was earned during the quarters ended September 30, 2001 and 2000, respectively. The increase in contingent rental income during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was primarily due to an increase in gross sales of certain restaurant Properties whose leases require the payment of contingent rental income. The decrease in contingent rental income during the quarter ended September 30, 2001, as compared to the quarter ended September 30, 2000, was primarily due to the 2000 sale of the Property in Plant City, Florida.

        For the nine months ended September 30, 2001 and 2000, the Partnership owned and leased three Properties indirectly through joint venture arrangements and four Properties as tenants-in-common with affiliates of the general partners. In connection therewith, during the nine months ended September 30, 2001 and 2000, the Partnership earned income of $107,098 and $141,750, respectively, attributable to net income recorded by these joint ventures, $37,865 and $47,411 of which was earned during the quarters ended September 30, 2001 and 2000, respectively. The decrease in net income earned by joint ventures during the quarter and nine months ended September 30, 2001, as compared to the quarter and nine months ended September 30, 2000, was primarily due to the fact that during the quarter and nine months ended September 30, 2001, Titusville Joint Venture (in which the Partnership owns a 73.4% interest) recorded a provision for loss on assets of approximately $12,700 and $50,900, respectively, for financial reporting purposes. The Property owned by the joint venture became vacant during 1997. Titusville Joint Venture had previously recorded a provision for loss on assets relating to this Property. The increase in the allowance represented the difference between the Property's carrying value at September 30, 2001 and the current estimated net realizable value of the Property. No such allowance was recorded during the quarter and nine months ended September 30, 2000. Titusville Joint Venture is currently seeking either a replacement tenant or purchaser for this Property. If Titusville Joint Venture fails to find a replacement tenant or purchaser, there could be a continued adverse affect on equity in earnings of unconsolidated joint ventures. The Partnership expects equity in earnings of joint ventures to remain at reduced amounts until such time as the joint venture executes a new lease or until the Property is sold and the proceeds from such sale are reinvested in an additional Property.

        Operating expenses, including depreciation and amortization expense, were $389,994 and $404,143 for the nine months ended September 30, 2001 and 2000, respectively, of which $95,473 and $114,863 were incurred during the quarters ended September 30, 2001 and 2000, respectively. The decrease in operating expenses during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000 was primarily due to the fact that during the nine months ended September 30, 2000, the Partnership incurred $45,062, in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter and nine months ended September 30, 2001. In addition, the decrease in operating expenses during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was partially offset by an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement.

        During the quarter and nine months ended September 30, 2001, the Partnership sold one Property resulting in a gain of $229,029 for financial reporting purposes, as described above in "Capital Resources." In addition, during the quarter and nine months ended September 30, 2000, the Partnership sold one Property resulting in a gain of $32,151 for financial reporting purposes.


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

               10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as Exhibit 10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 7, 2001, and incorporated herein by reference.)


               (b)   Reports on Form 8-K

                     No reports of Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 5th day of November, 2001.


                                          CNL INCOME FUND III, LTD.

                                          By: CNL REALTY CORPORATION
                                              General Partner


                                              By:  /s/ James M. Seneff, Jr.
                                                   ----------------------------
                                                   JAMES M. SENEFF, JR.
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


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