Form 10-K
period 2001-12-31
CNL INCOME FUND III LTD
filed 2002-03-29
CIK 817845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of 50,000 units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market value for such Units. Each Unit was originally sold at $500 per Unit.

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

         During 1997, the Partnership sold its Properties in Chicago, Illinois; Bradenton, Florida; Kissimmee, Florida; Roswell, Georgia and Mason City, Iowa. The Partnership reinvested a portion of these net sales proceeds in a Property in Fayetteville, North Carolina. In addition, the Partnership reinvested a portion of these net sales proceeds in three Properties, one each in Englewood, Colorado; Miami, Florida; and Overland Park, Kansas, as tenants-in-common, with affiliates of the General Partners during 1997 and 1998. During 1998, the Partnership sold its Properties in Daytona Beach, Fernandina Beach, and Punta Gorda, Florida; Hazard, Kentucky; and a Po Folks Property in Hagerstown, Maryland. The Partnership reinvested a portion of the net sales proceeds in a joint venture arrangement, RTO Joint Venture, with an affiliate of the General Partners to purchase, construct and hold one Property. During 1999, the Partnership sold its Perkins Property in Flagstaff, Arizona and its Denny's Property in Hagerstown, Maryland. The Partnership reinvested the majority of the remaining net sales proceeds from the 1998 and 1999 sales in a Property in Baytown, Texas as tenants-in common, with affiliates of the General Partners, and in Properties in Montgomery, Alabama; and a Property in Auburn, Alabama. During 2000, the Partnership sold its Property in Plant City, Florida. During 2001, the Partnership sold its Properties in Schererville, Indiana and Washington, Illinois. As a result of the above transactions, as of December 31, 2001, the Partnership owned 25 Properties. The 25 Properties include interests in three Properties owned by joint ventures in which the Partnership is a co-venturer and four Properties owned with affiliates of the General Partners as tenants-in-common. In January 2002, Titusville Joint Venture sold its Property and the Partnership and the joint venture partner liquidated the joint venture. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer provide for initial terms ranging from 11 to 20 years (the average being 18 years), and expire between 2002 and 2019. Generally, leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties generally provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $36,100 to $191,900. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount, to be paid annually. In addition, some leases provide for increases in the annual base rent during the lease term.

         Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 19 of the Partnership's 25 Properties also have been granted options to purchase Properties at each Property's then fair market value, or pursuant to a formula based on the original cost of the Property, if greater, after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent firm.

         The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership must first offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         In January 2002, Houlihan's Restaurant, Inc., filed for bankruptcy and rejected the one lease it has with the Partnership. The lost revenues resulting from the rejected lease could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Property in a timely manner. The General Partners are currently seeking a replacement tenant or purchaser for this Property.

         In addition, in January 2002, Paragon of Michigan, Inc. filed for bankruptcy and in February 2002, rejected the one lease it has with the Partnership. The lost revenues resulting from the rejected lease could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Property in a timely manner. The General Partners are currently seeking a replacement tenant or purchaser for this Property.

Major Tenants

         During 2001, three lessees of the Partnership, Golden Corral Corporation, Winston's GC No. 1, Inc., and IHOP Properties, Inc., each contributed more than 10% of the Partnership's total rental and earned income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental and earned income from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2001, Golden Corral Corporation was the lessee under leases relating to three restaurants, Winston's GC No. 1, Inc. was the lessee under a lease relating to one restaurant, and IHOP Properties Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Winston's GC No. 1, Inc. and IHOP Properties, Inc. will each continue to contribute more than 10% of the Partnership's total rental and earned income in 2002. In addition, three Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), IHOP, and KFC, each accounted for more than 10% of the Partnership's total rental and earned income in 2001 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental and earned income from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). In 2002, it is anticipated that these three Restaurant Chains each will continue to account for more than 10% of total rental and income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or any of these Restaurant Chains could materially affect the Partnership's income, if the Partnership is not able to re-lease these Properties in a timely manner. As of December 31, 2001, no single tenant or group of affiliated tenants leased Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The Partnership has a joint venture arrangement, Tuscawilla Joint Venture, with three unaffiliated entities which holds one Property. In addition, the Partnership has two separate joint venture arrangements: Titusville Joint Venture with CNL Income Fund IV, Ltd., an affiliate of the General Partners, which holds one Property; and RTO Joint Venture with CNL Income Fund V, Ltd., an affiliate of the General Partners, which holds another Property. The affiliates are limited partnerships organized pursuant to the laws of the state of Florida.

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

         In January 2002, Titusville Joint Venture, in which the Partnership owned a 73.4% interest, sold its Property to an unrelated third party for approximately $180,000 and received net sales proceeds of approximately $165,600, resulting in a gain of $4,900 to the joint venture. In addition, in January 2002, the Partnership and the joint venture partner liquidated Titusville Joint Venture and the Partnership received its pro rata share of the liquidation proceeds. No gain or loss was recorded relating to the liquidation.

         In addition to the above joint venture arrangements, the Partnership has entered into four agreements to hold a Property as tenants-in-common: one in Englewood, Colorado, with CNL Income Fund IX, Ltd.; one in Overland Park, Kansas, with CNL Income Fund II, Ltd. and CNL Income Fund VI, Ltd.; one in Miami, Florida, with CNL Income Fund VII, Ltd., CNL Income Fund X, Ltd., and CNL Income Fund XIII, Ltd.; and one in Baytown, Texas, with CNL Income Fund VI, Ltd. Each of the CNL Income Funds is an affiliate of the General Partners. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Properties in proportion to each party's percentage interest. The Partnership owns a 33%, 25.87%, 9.84% and 20% interest in the Properties, respectively.

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

Property Management

         CNL APF Partners, LP, an affiliate of the General Partners, acts as manager of the Partnership's Properties pursuant to a property management agreement with the Partnership. Under this agreement, CNL APF Partners, LP (the "Advisor") is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay the Advisor an annual fee of one-half of one percent of Partnership assets (valued at cost) under management, not to exceed the lesser of one percent of gross rental revenues or competitive fees for comparable services. Under the management agreement, the property management fee is subordinated to receipt by the Limited Partners of an aggregate, 10%, noncumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement"). In any year in which the Limited Partners have not received the 10% Preferred Return, no property management fee will be paid.

         During 2000, CNL Fund Advisors, Inc. assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL APF Partners, LP. All of the terms and conditions of the management agreement, including the payment of fees, as described above, remain unchanged.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of APF, the parent Company of the Advisor, perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2001, the Partnership owned 25 Properties. Of the 25 Properties, 18 are owned by the Partnership in fee simple, three are owned through joint venture arrangements and four are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 11,800 to 74,600 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 2001 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed for the year ended December 31, 2001.

               State                                    Number of Properties
               -----                                    --------------------

               Alabama                                             2
               Arizona                                             1
               California                                          1
               Colorado                                            1
               Florida                                             5
               Georgia                                             1
               Kansas                                              2
               Michigan                                            1
               Minnesota                                           1
               Missouri                                            1
               Nebraska                                            1
               North Carolina                                      1
               Oklahoma                                            1
               Texas                                               6
                                                             --------------
               TOTAL PROPERTIES                                   25
                                                             ==============

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,900 to 7,900 square feet. Generally, all buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2001, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 31.5 and 39 years for federal income tax purposes.

         As of December 31, 2001, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures (including the Properties owned through tenancy in common arrangements) for federal income tax purposes was $13,149,575 and $8,880,658, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 2001 by Restaurant Chain.

                Restaurant Chain                         Number of Properties
                ----------------                         --------------------

                Burger King                                        2
                Chevy's Fresh Mex                                  1
                Darryl's                                           1
                Golden Corral                                      4
                IHOP                                               4
                KFC                                                4
                Pizza Hut                                          4
                Po Folks                                           1
                Red Oak Steakhouse                                 1
                Ruby Tuesday                                       1
                Taco Bell                                          2
                                                             --------------
                TOTAL PROPERTIES                                  25
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

         At December 31, 2001, 2000, 1999, 1998, and 1997, the Properties were 96%, 96%, 98%, 98%, and 93%, occupied, respectively. The following is a schedule of the average rent per Property for each of the years ended December 31:

                                    2001              2000              1999              1998               1997
                                -------------     -------------    ---------------    --------------     --------------

Rental Revenues (1)(2)           $ 1,869,205        $1,947,948        $ 1,939,767       $ 1,798,973         $2,116,623
Properties (2)                            24                26                 27                27                 28
Average Rent per
     Property                      $  77,884          $ 74,921          $  71,843         $  66,629          $  75,594

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

         The following is a schedule of lease expirations for leases in place as of December 31, 2001, for the next ten years and thereafter.

                                                                       Percentage of
   Expiration Year          Number              Annual Rental           Gross Annual
                           of Leases               Revenues            Rental Income
   -----------------    ----------------       -----------------      -----------------

   2002                              3             $   169,732              11.60%
   2003                             --                      --                  --
   2004                             --                      --                  --
   2005                             --                      --                  --
   2006                              1                  87,849               6.00%
   2007                              4                 190,856              13.04%
   2008                              5                 370,481              25.31%
   2009                             --                      --                  --
   2010                              1                  46,651               3.19%
   2011                             --                      --                  --
   Thereafter                        8                 598,169              40.86%

                             ----------        ----------------       -------------
   Total (1)                        22            $  1,463,738             100.00%
                             ==========        ================       =============


         (1) Excludes one Property which was vacant at December 31, 2001 and two Properties with leases that were rejected in 2002.

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2001 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Golden Corral Corporation leases three Golden Corral restaurants pursuant to leases, each with an initial term of 15 years (expiring in 2002) and an average minimum base annual rent of approximately $56,600 (ranging from approximately $48,000 to $61,400).

         IHOP Properties, Inc. leases four IHOP restaurants. The initial term of each lease is 20 years (expiring between 2017 and 2019) and the average minimum base annual rent is approximately $143,800 (ranging from approximately $120,200 to $163,200).

         Winston's GC No. 1, Inc. leases one Golden Corral restaurant. The initial term of the lease is 15 years (expiring in 2013) and a minimum base annual rent of approximately $110,000.


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

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2002, there were 2,046 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2001, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 2001, the price paid for any Unit transferred pursuant to the Plan ranged from $382.50 to $475 per Unit. The price paid for any Units transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2001 and 2000 other than pursuant to the Plan, net of commissions.

                                            2001 (1)                                    2000 (1)
                              -------------------------------------        ------------------------------------
                                 High         Low         Average           High         Low         Average
                                --------    ---------    ----------        --------    ---------    -----------
    First Quarter                  $297         $297          $297            $324         $324           $324
    Second Quarter                  340          286           313             404          316            360
    Third Quarter                   301          263           288             320          283            306
    Fourth  Quarter                 264          264           264             300          267            297

(1) A total of 204 and 215 Units were transferred other than pursuant to the Plan for the years ended December 31, 2001 and 2000, respectively.

         The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 2001 and 2000, the Partnership declared cash distributions of $2,400,000 and $2,475,000, respectively, to the Limited Partners. Distributions during 2001 and 2000 included $650,000 and $600,000, respectively, in special distributions, as a result of the distribution of net sale proceeds from the 2001 sale of the Property in Schererville, Indiana and the 2000 sale of the Property in Plant City, Florida. This amount was applied toward the Limited Partners' cumulative 10% Preferred Return. No distributions have been made to the General Partners to date. This special distribution was effectively a return of a portion of the Limited Partners' investment, although, in accordance with the Partnership agreement, it was applied to the Limited Partners' unpaid cumulative preferred return. The reduced number of Properties for which the Partnership receives rental payments, as well as ongoing operations, reduced the Partnership's revenues. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, resulted in a decrease in cash distributions to the Limited Partners commencing during the quarter ended September 30, 2000. No amounts distributed to the Limited Partners for the years ended December 31, 2001 and 2000, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

                                               2001               2000
                                           -------------      --------------

                     First Quarter            $ 437,500           $ 500,000
                     Second Quarter             437,500             500,000
                     Third Quarter            1,087,500           1,037,500
                     Fourth Quarter             437,500             437,500


         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although the General Partners, in their sole discretion, may elect to pay distributions monthly.

(b)      Not applicable.


Item 6.  Selected Financial Data

                                          2001            2000             1999            1998             1997
                                      --------------  -------------    -------------   --------------   -------------
       Year ended December 31:
           Revenues (1)                 $ 1,996,071    $ 1,770,380      $ 1,994,242      $ 1,786,254     $ 2,023,495
           Net income (2)                   918,047      1,313,432        1,730,671        1,736,883       2,391,835
           Cash distributions
             declared (3)                 2,400,000      2,475,000        2,000,000        3,477,747       2,376,000
           Net income per Unit (2)            23.05          26.27            34.28            34.44           47.47
           Cash distributions
             declared per Unit
             (2)(3)                           48.00          49.50            40.00            69.55           47.52

       At December 31:
           Total assets                $ 13,680,116   $ 15,157,134     $ 16,472,518     $ 16,701,732    $ 18,479,002
           Partners' capital             12,957,422     14,439,375       15,600,943       15,870,272      17,611,136


(1) Revenues include equity in earnings of the unconsolidated joint ventures, minority interest in income of the consolidated joint venture.

(2) Net income for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, includes gains on sale of assets of $297,741, $16,855, $293,512,
         $497,321, and $1,027,590, respectively. In addition, net income for the years ended December 31, 2001, 1998 and 1997, includes provision for write-down of assets of $884,977, $25,821 and $32,819, respectively.

(3) Distributions for the year ended December 31, 2001, 2000 and 1998, include a special distribution to the Limited Partners of $650,000, $600,000 and $1,477,747, respectively, as a result of the distribution of the net sales proceeds from Properties sold.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on June 1, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, to be leased primarily to operators of selected national and regional fast-food Restaurant Chains. The leases generally are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 2001, the Partnership owned 25 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         During the years ended December 31, 2001, 2000 and 1999, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses) of $1,747,573, $1,617,213, and $1,825,724, respectively. The decrease in cash from operations during 2001, as compared to 2000, was primarily a result of changes in the Partnership's working capital and changes in income and expenses as described in "Results of Operations," below and the decrease in cash from operations during 2000 as compared to 1999, was primarily a result of changes in income and expenses as described in "Results of Operations" below.

         Other sources and uses of capital included the following during the years ended December 31, 2001, 2000 and 1999.

         During 1998, the Partnership collected the full amount of the outstanding mortgage note receivable balance of $678,730, relating to the 1997 sale of the Property in Roswell, Georgia. In January 1999, the Partnership reinvested a portion of the net sales proceeds in a Burger King Property in Montgomery, Alabama, at an approximate cost of $939,900. The Partnership used the remaining net sales proceeds for other Partnership purposes. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In January 1999, the Partnership reinvested the majority of the net sales proceeds from the 1998 sale of the Partnership's Property in Hagerstown, Maryland in a Property in Montgomery, Alabama. The Partnership used the remaining net sales proceeds to pay distributions to the Limited Partners and for other Partnership purposes. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from these sales.

         In April 1999, the Partnership sold its Property in Flagstaff, Arizona, to the tenant for $1,103,127 and received net sales proceeds of $1,091,192, resulting in a gain of $285,350. In October 1999, the Partnership reinvested a portion of the net sales proceeds it received from the sale of this Property, in an IHOP Property located in Auburn, Alabama, at an approximate cost of $1,440,200. A portion of the transaction, relating to the sale of the Property in Flagstaff, Arizona, and the reinvestment of the net sales proceeds in a Property in Auburn, Alabama, qualified as a like-kind exchange transaction for federal income tax purposes. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any, (at a level reasonably assumed by the General Partners), resulting from the sale.

         In June 1999, the Partnership sold its Denny's Property in Hagerstown, Maryland, to the tenant for $710,000 and received net sales proceeds of $700,977, resulting in a gain of $8,162. In October 1999, the Partnership invested a portion of the net sales proceeds it received from the sale in a Property in Baytown, Texas, with an affiliate of the General Partners as tenants-in-common for a 20% interest in the Property. In addition, in October 1999, the Partnership reinvested the remaining net sales proceeds in an IHOP Property in Auburn, Alabama, as described above. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In September 2000, the Partnership sold its Property in Plant City, Florida, to the tenant, for $509,865 and received net sales proceeds of $492,069 resulting in a gain of $16,855. In connection with the sale of this Property, the Partnership incurred deferred, subordinated, real estate disposition fees of $15,296. The Partnership distributed these net sales proceeds as a special distribution to the Limited Partners. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from this sale.

         In September 2001, the Partnership sold its Golden Corral Property in Schererville, Indiana for $775,000 and received net sales proceeds of $750,550, resulting in a gain of $229,029. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $23,250, and received $60,000 from the former tenant of this Property in consideration of the Partnership releasing the tenant from its obligation under the terms of its lease. The Partnership distributed the net sales proceeds as a special distribution to the Limited Partners, as described below. The Partnership will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In addition, in November 2001, the Partnership sold its Golden Corral Property in Washington, Illinois for approximately $589,300 and received net sales proceeds of approximately $586,100, resulting in a gain of $68,712. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $17,678. The Partnership intends to distribute the net sales proceeds as a special distribution to the Limited Partners in 2002. The Partnership will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In January 2002, Titusville Joint Venture, in which the Partnership owned a 73.4% interest, sold its Property to an unrelated third party for approximately $180,000 and received net sales proceeds of approximately $165,600, resulting in a gain of $4,900 to the joint venture. In addition, in January 2002, the Partnership and the joint venture partner liquidated Titusville Joint Venture and the Partnership received its pro rata share of the liquidation proceeds. No gain or loss was recorded relating to the liquidation. The Partnership intends to use the liquidation proceeds to pay liabilities of the Partnership.

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

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 2001, the Partnership had $1,242,931 invested in such short-term investments as compared to $578,746 at December 31, 2000. The increase in cash and cash equivalents at December 31, 2001, as compared to December 31, 2000, was partially a result of the Partnership holding the net sales proceeds from the sale of the Property in Washington, Illinois, as described above. As of December 31, 2001, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately 2.10% annually. The funds remaining at December 31, 2001, after payment of distributions and other liabilities will be used to meet the Partnership's working capital needs.

         In January 2002, Houlihan's Restaurant, Inc., filed for bankruptcy and rejected the one lease it has with the Partnership. The lost revenues resulting from the rejected lease could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Property in a timely manner. The General Partners are currently seeking a replacement tenant or purchaser for this Property.

         In addition, in January 2002, Paragon of Michigan, Inc. filed for bankruptcy and in February 2002, rejected the one lease it has with the Partnership. The lost revenues resulting from the rejected lease could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Property in a timely manner. The General Partners are currently seeking a replacement tenant or purchaser for this Property.

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

         The Partnership generally distributes cash from operations to the extent that the General Partners determine that such funds are available for distribution. Based primarily on current and anticipated future cash from operations and, for the years ended December 31, 2001 and 2000, a portion of the sales proceeds received from the sales of Properties, the Partnership declared distributions to the Limited Partners of $2,400,000, $2,475,000, and $2,000,000, for the years ended December 31, 2001, 2000 and 1999, respectively. This represents distributions of $48.00, $49.50, and $40.00 per Unit for the years ended December 31, 2001, 2000, and 1999, respectively. Distributions for 2001 included $650,000 as a result of the distribution of the net sales proceeds from the sale of the Property in Schererville, Indiana and distributions for 2000 included $600,000 as a result of the distribution of the net sales proceeds from the sale of the Property is Plant City, Florida. These special distributions were effectively a return of a portion of the Limited Partners' investment, although, in accordance with the Partnership agreement, it was applied to the Limited Partner's unpaid cumulative 10% Preferred Return. The reduced number of Properties for which the Partnership receives rental payments, as well as ongoing operations, reduced the Partnership's revenues. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, resulted in a decrease in cash distributions to the Limited Partners during 2001 and 2000. No amounts distributed to the Limited Partners for the years ended December 31, 2001, 2000, or 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2001 or 2000.

         At December 31, 2001 and 2000, the Partnership owed $4,211, and $8,707, respectively, to affiliates for operating expenses and accounting and administrative services. As of March 15, 2002, all such amounts had been reimbursed to affiliates. In addition, during the years ended December 31, 2001, and 2000 the Partnership incurred $40,928 and $15,296, respectively, in real estate disposition fees due to an affiliate as a result of services provided in connection with the sale of the Properties in Schererville, Indiana; Washington, Illinois; and Plant City, Florida. The payment of such fees is deferred until the Limited Partners have received the sum of their cumulative 10% Preferred Return and their adjusted capital contributions. Other liabilities, including distributions payable, decreased to $466,279 at December 31, 2001, as compared to $494,987 at December 31, 2000. The decrease at December 31, 2001, as compared to December 31, 2000, was primarily a result of a decrease in rents paid in advance at December 31, 2001. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Critical Accounting Policies

         The Partnership's leases are accounted for under the provisions of Statement of Accounting Standard No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for using either the direct financing or the operating methods. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumption regarding collectibility of lease payments could result in a change in accounting for the lease at the inception of the lease.

         The Partnership accounts for its unconsolidated joint ventures using the equity method of accounting. Under generally accepted accounting principles, the equity method of accounting is appropriate for entities that are partially owned by the Partnership, but for which operations of the investee are shared with other partners. The Partnership's joint venture agreements require the consent of all partners on all key decisions affecting the operations of the underlying Property.

         Management reviews its Properties and investments in unconsolidated entities periodically (no less than once per year) for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. Management determines whether impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the Property, with the carrying cost of the individual Property. If an impairment is indicated, the assets are adjusted to their fair value.

Results of Operations

         During the year ended December 31, 1999, the Partnership and its consolidated joint venture, Tuscawilla Joint Venture, owned and leased 24 wholly owned Properties (including two Properties which were sold during 1999). During the year ended December 31, 2000, the Partnership owned and leased 22 wholly owned Properties (including one Property which was sold during 2000). During the year ended December 31, 2001, the Partnership owned and leased 21 wholly owned Properties (including two Properties which were sold during 2001). In addition, during the years ended December 31, 1999, 2000 and 2001, the Partnership was a co-venturer in two joint ventures that each owned and leased one Property. During 1999, 2000 and 2001, the Partnership also owned and leased four Properties, with affiliates of the General Partners, as tenants-in-common. As of December 31, 2001, the Partnership owned, either directly or through joint venture arrangements, 25 Properties which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $36,100 to $191,900. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some leases provide for increases in the annual base rent during the lease term. For a further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 2001, 2000, and 1999, the Partnership and its consolidated joint venture, earned $1,572,810, $1,655,696, and $1,620,310, respectively, in rental income from operating leases and earned income from direct financing leases. Rental and earned income decreased by approximately $53,800 during 2001, as compared to 2000, as a result of the 2001 sales of the Properties in Schererville, Indiana, Washington, Illinois, and the 2000 sale of the Property in Plant City, Florida, as described above in "Capital Resources."

         In addition, the decrease in rental and earned income during 2001, as compared to 2000, was partially attributable to the fact that the tenant of the Property in Montgomery, Alabama experienced financial difficulties. As of March 15, 2002, the Partnership has continued receiving a portion of the rental payments relating to this lease. The General Partners will continue to pursue collection of past due rental amounts relating to this Property.

         The increase in rental and earned income during 2000, as compared to 1999, was partially attributable to an increase of approximately $132,000 due to the reinvestment of the net sales proceeds received from Property sales during 1999 in additional Properties as described above in "Capital Resources." The increase in rental income during 2000, compared to 1999, was partially offset by a decrease of approximately $95,400, as a result of Property sales during 2000 and 1999, as described above in "Capital Resources."

         During the years ended December 31, 2001, 2000, and 1999, the Partnership also earned $195,533, $67,909, and $116,872, respectively, in contingent rental income. The increase in contingent rental income during 2001, as compared to 2000, was primarily attributable to an increase in gross sales of certain restaurant Properties requiring the payment of contingent rental income. The decrease in contingent rental income during 2000, as compared to 1999, was primarily attributable to the sales of Properties during 2000 and 1999, for which the leases required the payment of contingent rental income.


         The Partnership recognized income of $139,219, $23,956, and $170,966 for the years ended December 31, 2001, 2000 and 1999, respectively, attributable to net income by unconsolidated joint ventures in which the Partnership is a co-venturer. During 1998, the operator of the Property owned by Titusville Joint Venture, in which the Partnership owns a 73.4% interest, vacated the Property and ceased operations. During 2001 and 2000, Titusville Joint Venture recorded a provision for write-down of assets for its Property of approximately $73,600 and $227,100, respectively. The total provision represented the difference between the Property's carrying value at December 31, 2001 and 2000, and the General Partners' estimated net realizable value for the Property. In January 2002, Titusville Joint Venture sold its Property to an unrelated third party for approximately $180,000 and received net sales proceeds of approximately $165,600, resulting in a gain of $4,900 to the joint venture. In addition, in January 2002, the Partnership and the joint venture partner liquidated Titusville Joint Venture and the Partnership received its pro rata share of the liquidation proceeds. No gain or loss was recorded relating to the liquidation. The Partnership intends to use these liquidation proceeds to pay liabilities of the Partnership. The increase in income earned from joint ventures during 1999, was primarily attributable to the fact that the Partnership reinvested a portion of the net sales proceeds it received from Property sales during 1998 and 1999, in four Properties with affiliates of the General Partners as tenants-in-common and one Property through a joint venture arrangement with an affiliate of the General Partners in 1998 and 1999.

         During 2001, three lessees of the Partnership, Golden Corral Corporation, Winston's GC No. 1, Inc., and IHOP Properties, Inc., each contributed more than 10% of the Partnership's total rental and earned income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental and earned income from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2001, Golden Corral Corporation was the lessee under leases relating to three restaurants, Winston's GC No. 1, Inc. was the lessee under a lease relating to one restaurant, and IHOP Properties Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Winston's GC No. 1, Inc. and IHOP Properties, Inc. will each continue to contribute more than 10% of the Partnership's total rental and earned income in 2002. In addition, three Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), IHOP, and KFC, each accounted for more than 10% of the Partnership's total rental and earned income in 2001, (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental and earned income from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). In 2002, it is anticipated that these three Restaurant Chains each will continue to account for more than 10% of total rental and income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or any of these Restaurant Chains could materially affect the Partnership's income, if the Partnership is not able to re-lease these Properties in a timely manner.

         In June 2001, the lease for the Property in Washington, Illinois, which was scheduled to expire in November 2002, was terminated by the Partnership and the tenant. In connection therewith, the Partnership received approximately $20,000 in lease termination income in consideration for the Partnership releasing the tenant from its obligations under the lease. The Partnership re-leased this Property to a new tenant with terms substantially the same as the Partnership's other leases. The Partnership sold this Property in November 2001, as described above in "Capital Resources." In addition, in connection with the sale of the Property in Schererville, Indiana, the Partnership received $60,000 from the former tenant of this Property in consideration of the Partnership releasing the tenant from its obligation under the terms of its lease. No such amounts were received in 2000 or 1999.

         In addition, during 2001, 2000, and 1999, the Partnership earned $25,789, $40,193, and $103,380, respectively, in interest and other income. The decrease in interest and other income during 2001 and 2000, each as compared to the previous year, was partially due to a decrease in interest income that the Partnership earned on sales proceeds pending reinvestment in additional Properties.

               Operating expenses, including depreciation expense and provision for write-down of assets, were $1,375,765, $473,803, and $557,083, for the years ended December 31, 2001, 2000, and 1999, respectively. The increase in operating expenses during 2001, as compared to 2000, was partially due to the fact that during 2001, the Partnership recorded a provision for write-down of assets of $553,673 relating to the Property in Montgomery, Alabama. The tenant of this Property experienced financial difficulties and vacated the Property, as described above. The provision represented the difference between the carrying value of the Property at December 31, 2001 and the General Partners' estimated net realizable value for the Property. In addition, during 2001, the Partnership recorded a provision for write-down of assets of $331,304 relating to the Property in Fayetteville, North Carolina. The tenant of this Property, Houlihan's Restaurant, Inc., filed for bankruptcy and rejected the lease relating to this Property, as described above. The provision represented the difference between the carrying value of the Property, including the accumulated accrued rental income balance, and the General Partners' estimated net realizable value of the Property. The lost revenues resulting from the rejected lease could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Property in a timely manner. The General Partners are currently seeking a replacement tenant or purchaser for this Property.

         The increase in operating expenses during 2001 was also partially due to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement. In addition, the increase in operating expenses during 2001 was partially due to the fact that the Partnership incurred additional state taxes due to changes in the tax laws of a state in which the Partnership conducts business. The increase in operating expenses during 2001 was partially offset by the fact that during 2000 and 1999, the Partnership incurred $27,320 and $118,655 in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with APF. On March 1, 2000, the General Partners and APF mutually agreed to terminate the merger. No such expenses were incurred during 2001. In addition, the increase in operating expenses during 2001 was partially offset by a decrease in depreciation expense due to the sale of several Properties during 2001, 2000, and 1999. The decrease in operating expenses during 2000, as compared to 1999, was partially offset by an increase in depreciation expense due to the fact that the Partnership acquired two Properties at the end of the year in 1999, as described above in "Capital Resources".

         As a result of the Properties sales during 2001, 2000 and 1999, as described above in "Capital Resources," the Partnership recognized gains on sale of assets totaling $297,741, $16,855, and $293,512, during the years ended December 31, 2001, 2000 and 1999, respectively.

         The restaurant industry, as a whole, has been one of the many industries affected by the general slowdown in the economy. While the Partnership has experienced some losses due to the financial difficulties of a limited number of restaurant operators, the General Partners remain confident in the overall performance of the fast-food and family style restaurants, the concepts that comprise the Partnership's portfolio. Industry data shows that these restaurant concepts continue to outperform and remain more stable than higher-end restaurants, which have been more adversely affected by the slowing economy.

         The Partnership's leases as of December 31, 2001 are generally triple-net leases and, in general, contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on the results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

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

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (FAS 141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FAS 142). The Partnership has reviewed both statements and has determined that both FAS 141 and FAS 142 do not apply to the Partnership as of December 31, 2001.

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The adoption of FAS 144 did not have any effect on the partnership's recording of impairment losses as this Statement retained the fundamental provisions of FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

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


Item 8.  Financial Statements and Supplementary Data

                                             CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)



                                    CONTENTS






                                                                    Page
                                                                    ----

Report of Independent Certified Public Accountants                   18

Financial Statements:

     Balance Sheets                                                  19

     Statements of Income                                            20

     Statements of Partners' Capital                                 21

     Statements of Cash Flows                                       22-23

     Notes to Financial Statements                                  24-40

               Report of Independent Certified Public Accountants




To the Partners
CNL Income Fund III, Ltd.


In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund III, Ltd. (a Florida limited partnership) at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 8, 2002, except for Note 11, as to which the date is February 27, 2002.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                                               December 31,
                                                                       2001                        2000
                                                                 ------------------           ----------------

                          ASSETS

Land and buildings on operating leases, net                            $ 9,324,746                $11,030,461
Net investment in direct financing leases                                  772,309                  1,101,738
Investment in joint ventures                                             2,196,170                  2,235,081
Cash and cash equivalents                                                1,242,931                    578,746
Receivables, less allowance for doubtful
    accounts of $28,216 in 2001                                             27,528                      5,780
Due from related parties                                                     9,754                     16,710
Accrued rental income                                                       74,755                    155,142
Other assets                                                                31,923                     33,476
                                                                 ------------------           ----------------

                                                                      $ 13,680,116                $15,157,134
                                                                 ==================           ================

             LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                        $   12,786                 $   20,260
Escrowed real estate taxes payable                                          12,050                      4,718
Distributions payable                                                      437,500                    437,500
Due to related parties                                                     128,985                     92,553
Rents paid in advance and deposits                                           3,943                     32,509
                                                                 ------------------           ----------------
        Total liabilities                                                  595,264                    587,540

Minority interest                                                          127,430                    130,219

Partners' capital                                                       12,957,422                 14,439,375
                                                                 ------------------           ----------------

                                                                      $ 13,680,116                $15,157,134
                                                                 ==================           ================


                See accompanying notes to financial statements.


                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                               Year Ended December 31,
                                                                       2001                 2000                  1999
                                                                   --------------       --------------        --------------
Revenues:
    Rental income from operating leases                              $ 1,466,482          $ 1,529,714           $ 1,402,127
    Earned income from direct financing leases                           106,328              125,982               218,183
    Contingent rental income                                             195,533               67,909               116,872
    Lease termination income                                              80,000                   --                    --
    Interest and other income                                             25,789               40,193               103,380
                                                                   --------------       --------------        --------------
                                                                       1,874,132            1,763,798             1,840,562
                                                                   --------------       --------------        --------------
Expenses:
    General operating and administrative                                 178,017              125,570               129,447
    Professional services                                                 29,021               22,647                26,642
    State and other taxes                                                 14,395               11,645                13,541
    Depreciation                                                         269,355              286,621               268,798
    Provisions for write-down of assets                                  884,977                   --                    --
    Transaction costs                                                         --               27,320               118,655
                                                                   --------------       --------------        --------------
                                                                       1,375,765              473,803               557,083
                                                                   --------------       --------------        --------------

Income before Gain on Sale of Assets, Minority Interest in
    Income of Consolidated Joint Venture, and Equity in
    Earnings of Unconsolidated Joint Ventures                            498,367            1,289,995             1,283,479

Gain on Sale of Assets                                                   297,741               16,855               293,512

Minority Interest in Income of Consolidated Joint Venture                (17,280 )            (17,374 )             (17,286 )

Equity in Earnings of Unconsolidated Joint Ventures                      139,219               23,956               170,966
                                                                   --------------       --------------        --------------

Net Income                                                            $  918,047          $ 1,313,432           $ 1,730,671
                                                                   ==============       ==============        ==============

Allocation of Net Income:
    General partners                                                     $    --             $     --            $   16,733
    Limited partners                                                     918,047            1,313,432             1,713,938
                                                                   --------------       --------------        --------------

Net Income                                                            $  918,047          $ 1,313,432           $ 1,730,671
                                                                   ==============       ==============        ==============

Net Income Per Limited Partner Unit                                    $   18.36            $   26.27             $   34.28
                                                                   ==============       ==============        ==============

Weighted Average Number of Limited Partner Units
    Outstanding                                                           50,000               50,000                50,000
                                                                   ==============       ==============        ==============

                See accompanying notes to financial statements.



                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2001, 2000, and 1999

                                       General Partners                                             Limited Partners
                              -------------------------------------    ---------------------------------------------------------
                                                     Accumulated                                               Accumulated
                               Contributions          Earnings          Contributions      Distributions        Earnings
                              -----------------   ------------------   ----------------   ----------------  ------------------

Balance, December 31, 1998         $   161,500         $    193,138      $  25,000,000      $ (26,627,387 )     $  20,007,919

    Distributions to limited
      partners ($40.00 per
      limited partner unit)                 --                   --                 --         (2,000,000 )                --
    Net income                              --               16,733                 --                 --           1,713,938
                              -----------------   ------------------   ----------------   ----------------  ------------------

Balance, December 31, 1999             161,500              209,871         25,000,000        (28,627,387 )        21,721,857

    Distributions to limited
      partners ($49.50 per
      limited partner unit)                 --                   --                 --         (2,475,000 )                --
    Net income                              --                   --                 --                 --           1,313,432
                              -----------------   ------------------   ----------------   ----------------  ------------------

Balance, December 31, 2000             161,500              209,871         25,000,000        (31,102,387 )        23,035,289

    Distributions to limited
      partners ($48.00 per
      limited partner unit)                 --                   --                 --         (2,400,000 )                --
    Net income                              --                   --                 --                 --             918,047
                              -----------------   ------------------   ----------------   ----------------  ------------------

Balance, December 31, 2001         $   161,500         $    209,871      $  25,000,000      $ (33,502,387 )     $  23,953,336
                              =================   ==================   ================   ================  ==================


                See accompanying notes to financial statements.

 Limited Partners
------------------
    Syndication
       Costs              Total
 ------------------   ---------------

     $  (2,864,898 )    $ 15,870,272



                --        (2,000,000 )
                --         1,730,671
 ------------------   ---------------

        (2,864,898 )      15,600,943



                --        (2,475,000 )
                --         1,313,432
 ------------------   ---------------

        (2,864,898 )      14,439,375



                --        (2,400,000 )
                --           918,047
 ------------------   ---------------

     $  (2,864,898 )    $ 12,957,422
 ==================   ===============



                 See accompanying notes to financial statements.


                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                          Year Ended December 31,
                                                                  2001               2000             1999
                                                             ---------------    ---------------   ---------------
Increase (Decrease) in Cash and Cash
    Equivalents:

      Cash Flows From Operating Activities:
        Cash received from tenants                              $ 1,710,860         $1,672,373        $1,829,906
        Distributions from unconsolidated joint
          ventures                                                  178,130            206,911           169,140
        Cash paid for expenses                                     (234,240 )         (300,193 )        (246,333 )
        Lease termination income                                     80,000                 --                --
        Interest received                                            12,823             38,122            73,011
                                                             ---------------    ---------------   ---------------
          Net cash provided by operating activities               1,747,573          1,617,213         1,825,724
                                                             ---------------    ---------------   ---------------

      Cash Flows From Investing Activities:
        Proceeds from sale of assets                              1,336,681            507,365         1,792,169
        Investment in direct financing leases                           --                 --           (612,920 )
        Additions to land and buildings                                  --                 --        (1,761,236 )
        Investment in joint ventures                                     --                 --          (259,063 )
                                                             ---------------    ---------------   ---------------

          Net cash provided by (used in) investing
              activities                                          1,336,681            507,365          (841,050 )
                                                             ---------------    ---------------   ---------------

      Cash Flows From Financing Activities:
        Distributions to holder of minority interest                (20,069 )          (20,065 )         (20,081 )
        Distributions to limited partners                        (2,400,000 )       (2,537,500 )      (2,000,000 )
                                                             ---------------    ---------------   ---------------

          Net cash used in financing activities                  (2,420,069 )       (2,557,565 )      (2,020,081 )
                                                             ---------------    ---------------   ---------------

Net Increase (Decrease) in Cash and Cash
    Equivalents                                                     664,185           (432,987 )      (1,035,407 )

Cash and Cash Equivalents at Beginning of Year                      578,746          1,011,733         2,047,140
                                                             ---------------    ---------------   ---------------

Cash and Cash Equivalents at End of Year                        $ 1,242,931          $ 578,746        $1,011,733
                                                             ===============    ===============   ===============
                See accompanying notes to financial statements.



                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                Year Ended December 31,
                                                                        2001             2000            1999
                                                                    --------------   -------------   --------------
Reconciliation of Net Income to Net Cash Provided by
    Operating Activities:

      Net income                                                        $ 918,047     $ 1,313,432      $ 1,730,671
                                                                    --------------   -------------   --------------
      Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation                                                    269,355         286,621          268,798
          Minority interest in income of consolidated
             joint venture                                                 17,280          17,374           17,286
          Equity in earnings of unconsolidated joint
             ventures, net of distributions                                38,911         182,955           (1,826 )
          Gain on sale of assets                                         (297,741 )       (16,855 )       (293,512 )
          Provision for write-down of assets                              884,977              --               --
          Decrease (increase) in receivables                              (21,748 )        (5,122 )         88,861
          Decrease (increase) in due from related parties                   6,956         (14,410 )         (2,300 )
          Decrease in net investment in direct
             financing leases                                              20,457          18,870           19,234
          Decrease (increase) in accrued rental income                    (57,270 )       (63,505 )        (45,253 )
          Decrease in other assets                                          1,553           1,774              855
          Increase (decrease) in accounts payable and
             escrowed real estate taxes payable                              (142 )       (64,141 )         71,830
          Decrease in due to related parties                               (4,496 )       (44,524 )        (31,106 )
          Increase (decrease) in rents paid in advance
             and deposits                                                 (28,566 )         4,744            2,186
                                                                    --------------   -------------   --------------
               Total adjustments                                          829,526         303,781           95,053
                                                                    --------------   -------------   --------------

Net Cash Provided by Operating Activities                              $1,747,573     $ 1,617,213      $ 1,825,724
                                                                    ==============   =============   ==============

Supplemental Schedule on Non-Cash Investing and
    Financing Activities

      Deferred real estate disposition fee incurred and
        unpaid at end of year                                           $  40,928       $  15,296           $   --
                                                                    ==============   =============   ==============

      Distributions declared and unpaid at end of year                  $ 437,500       $ 437,500        $ 500,000
                                                                    ==============   =============   ==============
                See accompanying notes to financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


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

         The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50% shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

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

                  Years Ended December 31, 2001, 2000, and 1999


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

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to their fair value. Although the general partners have made their best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect the general partners' estimate of net cash flows expected to be generated from its properties and the need for asset impairment write-downs.

         When the collection of amounts recorded as rental or other income is considered to be doubtful, an adjustment is made to increase the allowance for doubtful accounts, which is netted against receivables, although the Partnership continues to pursue collection of such amounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

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

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:

         The Partnership's investments in Titusville Joint Venture, RTO Joint Venture, and a property in each of Englewood, Colorado, Miami, Florida, Overland Park, Kansas, and Baytown, Texas held as tenants-in-common with affiliates of the general partners, are accounted for using the equity method since the joint venture agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

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

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment. See "Income Taxes" footnote for a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes.

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

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    Years Ended December 31, 2001, 2000, 1999


1.       Significant Accounting Policies - Continued:

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 2001 presentation. These reclassifications had no effect on partners' capital or net income.

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

         Statement of Financial Accounting Standards No. 141 ("FAS 141") and Statement of Financial Accounting Standards No. 142 ("FAS 142") - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (FAS
         141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FAS 142). The Partnership has reviewed both statements and has determined that both FAS 141 and FAS 142 do not apply to the Partnership as of December 31, 2001.

         Statement of Financial Accounting Standards No. 144 ("FAS 144") - In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The adoption of FAS 144 did not have any effect on the partnership's recording of impairment losses as this Statement retained the fundamental provisions of FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    Years Ended December 31, 2001, 2000, 1999


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

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                                    2001               2000
                                              ----------------   --------------

            Land                                 $  4,897,799      $ 5,677,699
            Buildings                               7,118,461        8,261,795
                                              ----------------   --------------
                                                   12,016,260       13,939,494

            Less accumulated depreciation          (2,691,514 )     (2,909,033 )
                                              ----------------   --------------

                                                 $  9,324,746     $ 11,030,461
                                              ================   ==============

         In September 2000, the Partnership sold its property in Plant City, Florida, for a total of $509,865 and received net sales proceeds of $492,069, resulting in a total gain of $16,855. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $15,296 (see Note 8). The Partnership distributed these net sales proceeds as a special distribution to the limited partners.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    Years Ended December 31, 2001, 2000, 1999


3.       Land and Buildings on Operating Leases - Continued:
         ---------------------------------------------------

         In September 2001, the Partnership sold its Golden Corral property in Schererville, Indiana for $775,000 and received net sales proceeds of $750,550, resulting in a gain of $229,029. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $23,250 (see Note 8), and received $60,000 from the former tenant of this property in consideration of the Partnership releasing the tenant from its obligation under the terms of its lease.

         In November 2001, the Partnership sold its Golden Corral property in Washington, Illinois for approximately $589,300 and received net sales proceeds of approximately $586,100, resulting in a gain of $68,712. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $17,678 (see Note 8).

         In addition, during the year ended December 31, 2001, the Partnership recorded a provision for write-down of assets of $244,701 relating to the property located in Montgomery, Alabama, the building portion of which is classified as a direct financing lease (see Note 4). The tenant of this property experienced financial difficulties and vacated the property. The provision represented the difference between the carrying value of the property at December 31, 2001 and the general partners' estimated net realizable value for the property.

         In addition, during the year ended December 31, 2001, the Partnership recorded a provision for write-down of assets of $331,304 relating to the property located in Fayetteville, North Carolina. The tenant of this property, Houlihan's Restaurant, Inc., filed for bankruptcy and rejected the lease relating to this property. The provision represented the difference between the carrying value of the property, including the accumulated accrued rental income balance, and the general partners' estimated net realizable value of the property.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    Years Ended December 31, 2001, 2000, 1999


3.       Land and Buildings on Operating Leases - Continued:
         ---------------------------------------------------

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2001:

                   2002                                     $  1,226,894
                   2003                                        1,087,117
                   2004                                        1,089,337
                   2005                                        1,100,439
                   2006                                        1,052,993
                   Thereafter                                  5,544,762
                                                    ---------------------

                                                           $  11,101,542
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

4.       Net Investment in Direct Financing Leases:

         The following lists the components of net investment in direct financing leases at December 31:

                                                        2001           2000
                                                    -------------  ------------

          Minimum lease payments receivable          $ 1,898,885   $ 2,198,752
          Estimated residual value                       139,124       292,354
          Less unearned income                        (1,265,700 )  (1,389,368 )
                                                    -------------  ------------

          Net investment in direct financing leases   $  772,309   $ 1,101,738
                                                    =============  ============

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    Years Ended December 31, 2001, 2000, 1999


4.       Net Investment in Direct Financing Leases - Continued:
         ------------------------------------------------------

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2001

                2002                                        $  144,852
                2003                                           144,852
                2004                                           144,852
                2005                                           144,852
                2006                                           144,852
                Thereafter                                   1,174,625
                                                     ------------------

                                                           $ 1,898,885
                                                     ==================
         The above table does not include future minimum lease payments for renewal periods or contingent rental payments that may become due in future periods (see Note 3).

         During the year ended December 31, 2001 the Partnership recorded a provision of $308,972 for impairment of the carrying value of the property in Montgomery, Alabama, due to the fact that the tenant of this property experienced financial difficulties and vacated the property. The provision represented the difference between the carrying value of the property at December 31, 2001 and the general partners' estimated net realizable value for the property.

5.       Investment in Joint Ventures:

         As of December 31, 2001, the Partnership had a 73.4% and 46.88% interest in the profits and losses of Titusville Joint Venture and RTO joint Venture, respectively. The remaining interests in the Titusville Joint Venture and the RTO Joint Venture, are held by affiliates of the general partners. Also, the Partnership has a 33%, a 9.84%, a 25.87%, and 20% interest in the profits and losses of a property in each of Englewood, Colorado; Miami, Florida; Overland Park, Kansas; and Baytown, Texas, respectively, held as tenants-in-common with affiliates of the general partners.

In January 2002, Titusville Joint Venture sold its property and the Partnership and the joint venture partner liquidated the joint venture (see Note 11).

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    Years Ended December 31, 2001, 2000, 1999


5.       Investment in Joint Ventures - Continued:

         As of December 31, 2001, Titusville Joint Venture, RTO Joint Venture, and the Partnership and affiliates, as tenants-in-common in four separate tenancy-in-common arrangements, each owned and leased one property to operators of national fast-food or family-style restaurants. The following presents the joint ventures' condensed financial information at December 31:

                                                      2001            2000
                                                 --------------   ------------

            Land and buildings on operating
                leases, net                        $ 4,393,909    $ 4,535,402
            Net investment in direct
                financing leases                     3,347,560      3,373,785
            Cash                                         9,669         41,902
            Receivables                                 67,370         14,588
            Accrued rental income                      316,362        228,003
            Other assets                                 2,590          3,036
            Liabilities                                 38,192         85,539
            Partners' capital                        8,099,268      8,111,177
            Revenues                                   874,983        852,872
            Provision for write-down of assets         (73,570 )     (227,093 )
            Net income                                 703,239        528,006

         The Partnership recognized income of $139,219, $23,956, and $170,966, for the years ended December 31, 2001, 2000, and 1999, respectively, from these joint ventures.

6.       Allocations and Distributions:

         From inception through December 31, 1999, generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99% to the limited partners and one percent to the general partners. From inception through December 31, 1999, distributions of net cash flow were made 99% to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners was subordinated to receipt by the limited partners of an aggregate, 10%, noncumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    Years Ended December 31, 2001, 2000, 1999


6.       Allocations and Distributions - Continued:

         From inception through December 31, 1999, generally, net sales proceeds from the sale of properties not in liquidation of the Partnership, to the extent distributed, were distributed first to the limited partners in an amount sufficient to provide them with their cumulative 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners then received, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds were distributed 95% to the limited partners and five percent to the general partners. Any gain from the sale of a property not in liquidation of the Partnership was, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property was, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95% to the limited partners and five percent to the general partners.

         Generally, net sales proceeds from a liquidating sale of properties will be used in the following order: (i) first to pay and discharge all of the Partnership's liabilities to creditors, (ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, (iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, (iv) fourth, after allocations of net income, gains and/or losses, to distribute to the partners with positive capital accounts balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and (v) thereafter, any funds remaining shall then be distributed 95% to the limited partners and five percent to the general partners.

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partner in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2001 or 2000.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    Years Ended December 31, 2001, 2000, 1999


6.       Allocations and Distributions - Continued:

         During the years ended December 31, 2001, 2000, and 1999 the Partnership declared distributions to the limited partners of $2,400,000, $2,475,000, and $2,000,000, respectively. Distributions for the years ended December 31, 2001 and 2000, included $650,000 and $600,000, respectively in a special distribution, as a result of the distribution of net sales proceeds from the 2001 sale of the property in Schererville, Indiana and the 2000 sale of the property in Plant City, Florida. These amounts were applied toward the limited partners' cumulative 10% Preferred Return. No distributions have been made to the general partners to date.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


7.       Income Taxes:
         -------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                          2001            2000            1999
                                                                      -------------   -------------   -------------

              Net income for financial reporting purposes                $ 918,047      $1,313,432     $ 1,730,671

              Depreciation for tax reporting purposes in
                  excess of depreciation for financial
                  reporting purposes                                       (12,508 )       (10,755 )       (19,827 )

              Provision for write-down of assets                           884,977              --              --

              Direct financing leases recorded as operating
                  leases for tax reporting purposes                         20,457          18,870          19,234

              Gain on sale of assets for tax reporting
                 purposes in excess of (less than) gain on
                 sale for financial reporting purposes                     (21,271 )        12,471        (285,874 )

              Equity in earnings of joint ventures for tax
                  reporting purposes in excess of (less
              than)
                  equity in earnings of joint ventures for                    (134 )       123,152         (41,667 )
                  financial reporting purposes

              Allowance for doubtful accounts                               28,216          (8,797 )      (144,802 )

              Accrued rental income                                        (57,270 )       (63,505 )       (45,253 )

              Capitalization (Deduction) of transaction
              costs                                                             --        (132,882 )       118,655
                  for tax reporting purposes

              Rents paid in advance                                        (28,566 )         4,744           2,186

              Minority interest in timing differences of
                  consolidated joint venture                                  (133 )          (257 )          (131 )
                                                                      -------------   -------------   -------------

              Net income for federal income tax purposes                $1,731,815      $1,256,473     $ 1,333,192
                                                                      =============   =============   =============

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


8.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP (the "Advisor") is a wholly owned subsidiary of CNL American Properties Fund, Inc. ("APF"). CNL Fund Advisors, Inc., a majority owned subsidiary of CNL Financial Group, Inc. until it merged with and into APF effective September 1, 1999, served as the Partnership's advisor until it assigned its rights in and obligations under a management agreement with the Partnership to the Advisor effective July 1, 2000. The individual general partners are stockholders and directors of APF.

         The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership has agreed to pay the Advisor an annual, noncumulative, subordinated management fee of one-half of one percent of the Partnership assets under management (valued at cost) annually. The property management fee is limited to one percent of the sum of gross operating revenues from joint ventures or competitive fees for comparable services. In addition, these fees are incurred and payable only after the limited partners receive their aggregate, noncumulative 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no property management fees will be due or payable for such year. As a result of such threshold, no property management fees were incurred during the years ended December 31, 2001, 2000 and 1999.

         The Advisor is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties, based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sales. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions. During the years ended December 31, 2001 and 2000, the Partnership incurred $40,928 and $15,296, respectively, in deferred, subordinated real estate disposition fees as a result of the Partnership's sale of the properties in Schererville, Indiana and Washington, Illinois and the property in Plant

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


8.       Related Party Transactions - Continued:

         City, Florida, respectively. No deferred, subordinated real estate disposition fees were incurred for the year ended December 31, 1999.

         The Partnership's Advisor and its affiliates provided accounting and administrative services to the Partnership on a day-to-day basis, including services during 2000 and 1999 relating to the proposed and terminated merger. The Partnership incurred $130,412, $75,583, and $97,597, for the years ended December 31, 2001, 2000, and 1999, respectively, for such services.

         The amount due to related parties consisted of the following at December 31:

                                                    2001              2000
                                                --------------    ------------
            Due to the Advisor:
                Expenditures incurred on
                  behalf of the Partnership          $  1,761        $  6,129
                Accounting and administrative
                  Services                              2,450           2,578
                Deferred, subordinated real
                  estate disposition fees             124,774          83,846
                                                --------------    ------------

                                                    $ 128,985        $ 92,553
                                                ==============    ============

9.       Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental and earned income from individual lessees, each representing more than 10%of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                      2001           2000          1999
                                  ------------   ------------  ------------
        IHOP Properties, Inc.       $ 280,071      $ 280,573           N/A
        Golden Corral Corp.           267,273        322,038       322,038
        Winston's GC No. 1, Inc.      261,191            N/A           N/A

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


9.       Concentration of Credit Risk - Continued:
         ----------------------------------------

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than 10% of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                           2001           2000           1999
                                       ------------   ------------   -----------

           Golden Corral Family
               Steakhouse Restaurants    $ 528,464      $ 429,016     $ 487,590
           IHOP                            280,071        280,573           N/A
           KFC                             253,969        263,688       260,402
           Pizza Hut                           N/A            N/A       213,298

         The information denoted by N/A indicates that for each period presented, the tenants or chains did not represent more than 10% of the Partnership's total rental and earned income.

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

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


10.      Selected Quarterly Financial Data:
         ----------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2001 and 2000.

               2001 Quarter              First            Second             Third            Fourth             Year
          ------------------------   ---------------   --------------    --------------   ---------------   ---------------

          Revenue (1)(2)                  $ 471,060        $ 507,611         $ 501,310         $ 516,090       $ 1,996,071
          Net income                        308,913          375,237           596,145          (362,248 )         918,047
          Net income per
              Limited partner
              Unit                             6.18             7.50             11.92             (7.24 )           18.36

               2000 Quarter              First            Second             Third            Fourth             Year
          ------------------------   ---------------   --------------    --------------   ---------------   ---------------

          Revenue (1)                      $501,230         $480,272          $486,668          $302,210       $ 1,770,380
          Net income                        346,438          345,784           403,956           217,254         1,313,432
          Net income per
              limited partner
              unit                             6.86             6.85              8.00              4.56             26.27

         (1) Revenues include equity in earnings of unconsolidated joint ventures, minority interest in income of consolidated joint ventures, lease termination income and interest and other income.

         (2) Revenues have been adjusted to reclassify any reversals of accrued rental income to provision for write-down of assets. This reclassification had no effect on total net income.

11.      Subsequent Events:
         ------------------

         In January 2002, Houlihan's Restaurant, Inc., filed for bankruptcy and rejected the one lease it has with the Partnership.

         In addition, in January 2002, Paragon of Michigan, Inc. filed for bankruptcy and in February 2002, rejected the one lease it has with the Partnership.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


11.      Subsequent Events - Continued
         -----------------------------

         In January 2002, Titusville Joint Venture, in which the Partnership owned a 73.4% interest, sold its property to an unrelated third party for approximately $180,000 and received net sales proceeds of approximately $165,600, resulting in a gain of $4,900 to the joint venture. In addition, in January 2002, the Partnership and the joint venture partner liquidated Titusville Joint Venture and the Partnership received its pro rata share of the liquidation proceeds. No gain or loss was recorded relating to the liquidation.

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

         James M. Seneff, Jr., age 55. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL American Properties Fund, Inc. ("APF"), a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999, and has served as Co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the Partnership's advisor, until it merged with a wholly-owned subsidiary of APF in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc., a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 54. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is Director of the Board of Directors of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc.; Director, Vice Chairman of the Board, President and Treasurer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director, Vice Chairman of the Board, President and Treasurer of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director, Vice Chairman of the Board, President and Treasurer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director, Vice Chairman of the Board, President and Treasurer of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 46. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of CNL Fund Advisors, Inc., Mr. McWilliams served as President of APF from February 1999 until September 1999. From February 1998 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President from October 1997 until September 1999. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc. from April 1997 until the acquisition of such entities by wholly-owned subsidiaries of APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven D. Shackelford, age 38. Mr. Shackelford was promoted to Executive Vice President of APF in June 2000. He served as Senior Vice President from September 1999 until his promotion in June 2000. Mr. Shackelford has served as Chief Financial Officer since January 1997 and has served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 15, 2002 no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 15, 2002 the beneficial ownership interests of the General Partners in the Registrant.

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

Item 13. Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2001, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

              Type of                                                                       Amount Incurred
            Compensation                               Method of                              For the Year
           and Recipient                              Computation                       Ended December 31, 2001
           -------------                              -----------                       -----------------------

Reimbursement   to  affiliates   for      Operating  expenses are  reimbursed      Accounting   and    administrative
operating expenses                        at the  lower of cost or 90% of the      services: $130,412
                                          prevailing rate at which comparable
                                          services could have been obtained
                                          in the same geographic area. If the
                                          General Partners or their
                                          affiliates loan funds to the
                                          Partnership, the General Partners
                                          or their affiliates will be
                                          reimbursed for the interest and
                                          fees charged to them by
                                          unaffiliated lenders for such
                                          loans. Affiliates of the General
                                          Partners from time to time incur
                                          certain operating expenses on
                                          behalf of the Partnership for which
                                          the Partnership reimburses the
                                          affiliates without interest.

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





              Type of                                                                       Amount Incurred
            Compensation                               Method of                              For the Year
           and Recipient                              Computation                       Ended December 31, 2001
           -------------                              -----------                       -----------------------

Deferred,  subordinated  real estate      A   deferred,   subordinated   real                   $ 40,928
disposition     fee    payable    to      estate   disposition  fee,  payable
affiliates                                upon    sale   of   one   or   more
                                          Properties, in an amount equal to
                                          the lesser of (i) one-half of a
                                          competitive real estate commission,
                                          or (ii) three percent of the sales
                                          price of such Property or
                                          Properties. Payment of such fee
                                          shall be made only if affiliates of
                                          the General Partners provide a
                                          substantial amount of services in
                                          connection with the sale of a
                                          Property or Properties and shall be
                                          subordinated to certain minimum
                                          returns to the Limited Partners.
                                          However, if the net sales proceeds
                                          are reinvested in a replacement
                                          property, no such real estate
                                          disposition fee will be incurred
                                          until such replacement property is
                                          sold and the net sales proceeds are
                                          distributed.

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






              Type of                                                                       Amount Incurred
            Compensation                               Method of                              For the Year
           and Recipient                              Computation                       Ended December 31, 2001
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

1.        Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2001 and 2000

                  Statements of Income for the years ended December 31, 2001,
                    2000, and 1999

                  Statements of Partners' Capital for the years ended December
                    31, 2001, 2000, and 1999

                  Statements of Cash Flows for the years ended December 31,
                    2001, 2000, and 1999

                  Notes to Financial Statements

2.       Financial Statement Schedule

                  Schedule III - Real Estate and Accumulated Depreciation at
                    December 31, 2001

                  Notes to Schedule III - Real Estate and Accumulated
                    Depreciation at December 31, 2001

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

               10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as
                       Exhibit 10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 10, 2001, and incorporated herein by reference.)


(b) The Registrant filed no reports on Form 8-K during the period from October 1, 2001 through December 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March, 2002.

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

            Signature                            Title                                      Date
            ---------                            -----                                      ----

/s/ Robert A. Bourne            President,   Treasurer   and   Director              March 19, 2002
---------------------------     (Principal   Financial  and  Accounting
Robert A. Bourne                Officer)


/s/ James M. Seneff, Jr.        Chief  Executive  Officer and  Director              March 19, 2002
---------------------------     (Principal Executive Officer)
James M. Seneff, Jr.



                                       CNL INCOME FUND III, LTD.
                                   (A Florida Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                           December 31, 2001


                                                                                      Costs Capitalized
                                                                                      Subsequent To
                                                            Initial Cost              Acquisition
                                                -------------------------- ---------------------
                                    Encum-                    Buildings and Improve-     Carrying
                                    brances        Land        Improvements  ments       Costs
                                   ----------   ------------  ------------ -----------   -------
Properties the Partnership has
   Invested in Under Operating
   Leases:

    Burger King Restaurants:
      Kansas City, Missouri            -           $236,055      $573,739           -         -
      Montgomery, Alabama (h)          -            326,997             -           -         -

    Darryl's Restaurant:
      Fayetteville, North Carolina (i) -            688,672       584,290           -         -

    Golden Corral  Family
      Steakhouse Restaurants:
          Altus, Oklahoma              -            149,756       449,269           -         -
          Hastings, Nebraska           -            110,800       332,400      23,636         -
          Wichita, Kansas (f)          -            147,349       442,045           -         -
          Stockbridge, Georgia         -            384,644       685,511     150,000         -

      IHOP Restaurant:
          Auburn, Alabama              -            373,763     1,060,478           -         -

    KFC Restaurants:
      Calallen, Texas                  -            219,432             -     332,043         -
      Katy, Texas                      -            266,768             -     279,486         -
      Burnsville, Minnesota            -            196,159             -     437,895         -
      Page, Arizona                    -            328,729             -     270,755         -


    Pizza Hut Restaurants:
      Jacksboro, Texas                 -             54,274       147,337           -         -
      Seminole, Texas                  -            183,284       134,531           -         -
      Winter Springs, Florida          -            268,128       270,372           -         -
      Austin, Texas                    -            301,778       372,137           -         -

    Red Oaks Steakhouse
      Restaurant:
          Canton Township, Michigan    -            296,945             -           -         -

    Taco Bell Restaurants:
      Bishop, California               -            363,964             -     272,150         -
      Longwood, Florida                -            346,832             -     394,087         -
                                                ------------  ------------ -----------   -------

                                                 $5,244,329    $5,052,109  $2,160,052
                                                ============  ============ ===========   =======

Property of Joint Venture in Which
 the Partnership has a 73.4% Interest
 and has Invested in Under an
 Operating Lease:

    Po Folks Restaurant:
      Titusville, Florida  (g)         -           $271,350             -    $750,985         -
                                                ============  ============ ===========   =======

Property in Which the Partnership has
 a 33.0% Interest as Tenants-in-
 Common and has Invested in Under an
 Operating Lease:

    IHOP Restaurant:
      Englewood, Colorado              -           $552,590             -           -         -
                                                ============  ============ ===========   =======

Property in Which the Partnership has
 a 9.84% Interest as Tenants-in-
 Common and has Invested in Under an
 Operating Lease:

      Chevy's Fresh Mex
         Restaurant:
            Miami, Florida             -           $976,357      $974,016           -         -
                                                ============  ============ ===========   =======

Property of Joint Venture in Which the
 Partnership has a 46.88% Interest and
 has Invested in Under an Operating
 Lease:

    Ruby Tuesday Restaurant:
      Orlando, FL                      -           $623,496             -           -         -
                                                ============  ============ ===========   =======

Property in Which the Partnership has
 a 20% Interest as Tenants-in- Common
 and has Invested in Under an
 Operating Lease:

      IHOP Restaurant:
         Baytown, Texas                -           $495,847      $799,469           -         -
                                                ============  ============ ===========   =======

Properties the Partnership has
   Invested in Under Direct
   Financing Leases:

    Burger King Restaurant:
      Montgomery, Alabama              -                  -      $612,920           -         -
                                                ------------  ------------ -----------   -------

    Red Oaks Steakhouse Restaurant:
      Canton Township, Michigan        -                  -             -    $556,495         -
                                                ------------  ------------ -----------   -------

                                                          -      $612,920    $556,495         -
                                                ============  ============ ===========   =======

Property in Which the Partnership
 has a 33.0% Interest as Tenants-in-
 Common and has Invested in Under
  Direct Financing Lease:

    IHOP Restaurant:
      Englewood, Colorado              -                  -    $1,008,839           -         -
                                                ============  ============ ===========   =======

Property in Which the Partnership
 has a 25.87% Interest as Tenants-in-
 Common and has Invested in Under
 Direct Financing Lease:

    IHOP Restaurant:
      Overland Park, Kansas            -           $335,374    $1,273,134           -         -
                                                ============  ============ ===========   =======

Property of Joint Veture in Which the
 Partnership has a 46.88% Interest
 and has Invested in Under Direct
 Financing Lease:

    Ruby Tuesday Restaurant:
      Orlando, Florida                 -                  -             -    $820,202         -
                                                ============  ============ ===========   =======




    Net Cost Basis at Which                                                 Life on Which
 Carried at Close of Period (c)                                            Depreciation in
-----------------------------------------                 Date              Latest Income
              Buildings and                Accumulated   of Con-   Date     Statement is
    Land      Improvements      Total      Depreciation  structionAcquired    Computed
------------- -----------    ------------  -----------   -----------------  ------------






    $236,055    $573,739        $809,794     $269,339    1984      12/87        (b)
     121,017          (e)        121,017           (d)   1975      01/99        (d)


     548,122     490,590       1,038,712       88,711    1984      06/97        (b)



     149,756     449,269         599,025      213,403    1987      10/87        (b)
     110,800     356,036         466,836      168,526    1987      10/87        (b)
     147,349     442,045         589,394      208,744    1987      11/87        (b)
     384,644     835,511       1,220,155      347,593    1987      11/87        (b)


     373,763   1,060,478       1,434,241       77,255    1998      10/99        (b)


     219,432     332,043         551,475      149,419    1988      12/87        (b)
     266,768     279,486         546,254      127,709    1988      02/88        (b)
     196,159     437,895         634,054      194,620    1988      02/88        (b)
     328,729     270,755         599,484      122,968    1988      02/88        (b)



      54,274     147,337         201,611       69,167    1983      12/87        (b)
     183,284     134,531         317,815       63,155    1977      12/87        (b)
     268,128     270,372         538,500      126,549    1987      01/88        (b)
     301,778     372,137         673,915      172,113    1987      02/88        (b)



     296,945          (e)        296,945           (d)   1988      02/88        (d)


     363,964     272,150         636,114      119,822    1988      05/88        (b)
     346,832     394,087         740,919      172,420    1988      06/88        (b)
------------- -----------    ------------  -----------

  $4,897,799  $7,118,461     $12,016,260   $2,691,514
============= ===========    ============  ===========







     $85,234    $364,146        $449,380     $288,671    1988      12/88        (b)
============= ===========    ============  ===========








    $552,590          (e)       $552,590           (d)   1996      07/97        (d)
=============                ============









    $976,357    $974,016      $1,950,373     $129,959    1995      12/97        (b)
============= ===========    ============  ===========







    $623,496          (e)       $623,496           (d)   1998      05/98        (d)
=============                ============








    $495,847    $799,469      $1,295,316      $58,616    1998      10/99        (b)
============= ===========    ============  ===========






           -          (e)             (e)          (d)   1975      01/99        (d)
-------------


           -          (e)             (e)          (d)   1988      02/88        (d)
-------------

           -
=============








           -          (e)             (e)          (d)   1996      07/97        (d)
=============








           -          (e)             (e)          (d)   1997      01/98        (d)
=============







           -          (e)             (e)          (d)   1998      05/98        (d)
=============


                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2001


(a) Transactions in real estate and accumulated depreciation during 2001, 2000, and 1999, are summarized as follows:

                                                                                                 Accumulated
                                                                            Cost                Depreciation
                                                                       ----------------       ------------------
          Properties the Partnership has Invested
              in Under Operating Leases:

                Balance, December 31, 1998                                $ 14,157,731            $   2,738,895
                Acquisition                                                  1,761,238                       --
                Dispositions                                                (1,374,684 )               (236,174 )
                Depreciation expense                                                --                  268,798
                                                                       ----------------       ------------------

                Balance, December 31, 1999                                  14,544,285                2,771,519
                Acquisition                                                         --                       --
                Dispositions                                                  (604,791 )               (149,107 )
                Depreciation expense                                                --                  286,621
                                                                       ----------------       ------------------

                Balance, December 31, 2000                                  13,939,494                2,909,033
                Dispositions                                                (1,483,004 )               (486,874 )
                Provision for write-down of assets                            (440,230 )                     --
                Depreciation expense                                                --                  269,355
                                                                       ----------------       ------------------

                Balance, December 31, 2001                                $ 12,016,260            $   2,691,514
                                                                       ================       ==================

          Property of Joint Venture in Which the Partnership has a 73.4% Interest and has Invested in Under an Operating Lease:

                Balance, December 31, 1998                                 $   750,045             $    245,306
                Depreciation expense                                                --                   17,566
                                                                       ----------------       ------------------

                Balance, December 31, 1999                                     750,045                  262,872
                Provision for write-down of assets                            (227,094 )                     --
                Depreciation expense                                                --                   16,994
                                                                       ----------------       ------------------

                Balance, December 31, 2000                                     522,951                  279,866
                Provision for write-down of assets                             (73,571 )                     --
                Depreciation expense                                                --                    8,805
                                                                       ----------------       ------------------

                Balance, December 31, 2001                                 $   449,380             $    288,671
                                                                       ================       ==================

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001

                                                                                              Accumulated
                                                                            Cost             Depreciation
                                                                        -------------       ----------------
        Property in Which the Partnership has a 33% Interest as
            Tenants-in-Common and has Invested in Under an
            Operating Lease:

              Balance, December 31, 1998                                   $ 552,590                $    --
              Depreciation expense (d)                                            --                     --
                                                                        -------------       ----------------

              Balance, December 31, 1999                                     552,590                     --
              Depreciation expense (d)                                            --                     --
                                                                        -------------       ----------------

              Balance, December 31, 2000                                     552,590                     --
              Depreciation expense                                                --                     --
                                                                        -------------       ----------------

              Balance, December 31, 2001                                   $ 552,590                $    --
                                                                        =============       ================

        Property in Which the Partnership has a 9.84% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

              Balance, December 31, 1998                                 $ 1,950,373             $   32,557
              Depreciation expense                                                --                 32,466
                                                                        -------------       ----------------

              Balance, December 31, 1999                                   1,950,373                 65,023
              Depreciation expense                                                --                 32,468
                                                                        -------------       ----------------

              Balance, December 31, 2000                                   1,950,373                 97,491
              Depreciation expense                                                --                 32,468
                                                                        -------------       ----------------

              Balance, December 31, 2001                                 $ 1,950,373             $  129,959
                                                                        =============       ================

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001

                                                                                              Accumulated
                                                                            Cost             Depreciation
                                                                        -------------       ----------------
        Property of Joint Venture in Which the Partnership has
            a 46.88% Interest and has Invested in Under an
            Investment in Direct Financing Lease:

              Balance, December 31, 1998                                   $ 623,496                $    --
              Depreciation expense (d)                                            --                     --
                                                                        -------------       ----------------

              Balance, December 31, 1999                                     623,496                     --
              Depreciation expense (d)                                            --                     --
                                                                        -------------       ----------------

              Balance, December 31, 2000                                     623,496                     --
              Depreciation expense                                                --                     --
                                                                        -------------       ----------------

              Balance, December 31, 2001                                   $ 623,496                $    --
                                                                        =============       ================

        Property in Which the Partnership has a 20% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

              Balance, December 31, 1998                                       $   --               $   --
              Acquisition                                                   1,295,316                   --
              Depreciation expense                                                 --                5,318
                                                                        --------------      ---------------

              Balance, December 31, 1999                                    1,295,316                5,318
              Depreciation expense                                                 --               26,649
                                                                        --------------      ---------------

              Balance, December 31, 2000                                    1,295,316               31,967
              Depreciation expense                                                 --               26,649
                                                                        --------------      ---------------

              Balance, December 31, 2001                                   $1,295,316            $  58,616
                                                                        ==============      ===============


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2001, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture and the Properties owned by unconsolidated joint ventures (including the Properties owned with affiliates as tenants-in-common) for federal income tax purposes was $13,149,575 and $8,880,658, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(d) The portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in the net investment in direct financing lease; therefore, depreciation is not applicable.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001


(e) Certain components of the lease relating to land and building have been recorded as a direct financing lease. Accordingly, costs relating to these components of this lease are not shown.

(f) The tenant of this Property, Golden Corral Corporation, has subleased this Property to a local independent restaurant. Golden Corral Corporation continues to be responsible for complying with all the terms of the lease agreement and is continuing to pay rent on this Property to the Partnership.

(g) The undepreciated cost of the Property in Titusville, Florida, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets in the amount of approximately $272,300 as of December 31, 1998. During 2000, the Partnership recorded an additional impairment of $227,094. During 2001, the Partnership recorded an additional impairment of $73,570. The total provision at December 31, 2001, represented the difference between the Property's carrying value and the General Partners' estimate of the net realizable value of the Property. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2001, including the provision for write-down of assets.

(h) The undepreciated cost of the Property in Montgomery, Alabama, for which the building portion has been classified as a direct financing lease, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets in the amount of $514,952 of December 31, 2001. The provision represented the difference between the Property's carrying value and the General Partners' estimate of the net realizable value of the Property. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2001 including the provision for write-down of assets.

(i) The undepreciated cost of the Property in Fayetteville, North Carolina, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets in the amount of $234,250 of December 31, 2001. The provision represented the difference between the Property's carrying value and the General Partners' estimate of the net realizable value of the Property. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2001 including the provision for write-down of assets.