Form 10-Q
period 2002-03-31
CNL INCOME FUND III LTD
filed 2002-05-15
CIK 817845

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2002
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _____________________ to _____________________


                             Commission file number
                                     0-16850
                     ---------------------------------------


                            CNL Income Fund III, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                           59-2809460
---------------------------------                   ---------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


   450 South Orange Avenue
      Orlando, Florida                                          32801
---------------------------------                   --------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number
(including area code)                                      (407) 540-2000
                                                    --------------------------


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




                                                                       Page
Part I.

     Item 1.   Financial Statements:

                   Condensed Balance Sheets                             1

                   Condensed Statements of Income                       2

                   Condensed Statements of Partners' Capital            3

                   Condensed Statements of Cash Flows                   4

                   Notes to Condensed Financial Statements              5-8

     Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                  9-13

     Item 3.   Quantitative and Qualitative Disclosures About
                   Market Risk                                          13


Part II.

     Other Information                                                  14-15

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                              March 31,             December 31,
                                                                                 2002                   2001
                                                                          -------------------    -------------------
                              ASSETS

  Land and buildings on operating leases, net                                    $ 8,807,378            $ 8,374,746
  Net investment in direct financing leases                                          276,500                772,309
  Real estate held for sale                                                          901,317                950,000
  Investment in joint ventures                                                     2,083,421              2,196,170
  Cash and cash equivalents                                                        1,255,696              1,242,931
  Receivables, less allowance for doubtful accounts
      of $36,441 and $28,216, respectively                                             8,183                 27,528
  Due from related parties                                                               515                  9,754
  Accrued rental income                                                               79,914                 74,755
  Other assets                                                                        41,032                 31,923
                                                                          -------------------    -------------------

                                                                                $ 13,453,956           $ 13,680,116
                                                                          ===================    ===================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable                                                                $   16,933             $   12,786
  Real estate taxes payable                                                            2,060                 12,050
  Distributions payable                                                              975,000                437,500
  Due to related parties                                                             140,513                128,985
  Rents paid in advance                                                               14,438                  3,943
                                                                          -------------------    -------------------
      Total liabilities                                                            1,148,944                595,264

  Minority interest                                                                  126,584                127,430

  Partners' capital                                                               12,178,428             12,957,422
                                                                          -------------------    -------------------

                                                                                $ 13,453,956           $ 13,680,116
                                                                          ===================    ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                                          Quarter Ended
                                                                                            March 31,
                                                                                     2002                2001
                                                                                ---------------     ---------------
Revenues:
    Rental income from operating leases                                              $ 289,362           $ 335,563
    Earned income from direct financing leases                                          19,767              31,140
    Contingent rental income                                                            27,020              10,381
    Interest and other income                                                            5,891              10,205
                                                                                ---------------     ---------------
                                                                                       342,040             387,289
                                                                                ---------------     ---------------

Expenses:
    General operating and administrative                                                50,282              71,678
    Professional services                                                               11,817              10,307
    Real estate taxes                                                                      366                  --
    State and other taxes                                                               21,030              10,627
    Depreciation                                                                        57,820              64,666
                                                                                ---------------     ---------------
                                                                                       141,315             157,278
                                                                                ---------------     ---------------
Income Before Minority Interest in Income of
    Consolidated Joint Venture and Equity in Earnings
    of Unconsolidated Joint Ventures                                                   200,725             230,011

Minority Interest in Income of Consolidated
    Joint Venture                                                                       (4,203 )            (4,279 )

Equity in Earnings of Unconsolidated Joint Ventures                                     50,630              49,221
                                                                                ---------------     ---------------

Income from Continuing Operations                                                      247,152             274,953
                                                                                ---------------     ---------------

Discontinued Operations (Note 3):
    Income (loss) from discontinued operations, net                                     (4,790 )            33,960
    Loss on disposal of discontinued operations, net                                   (46,356 )                --
                                                                                ---------------     ---------------
                                                                                       (51,146 )            33,960
                                                                                ---------------     ---------------

Net Income                                                                           $ 196,006           $ 308,913
                                                                                ===============     ===============

Income (Loss) per Limited Partner Unit
    Continuing operations                                                             $   4.94            $   5.50
    Discontinued operations                                                              (1.02 )              0.68
                                                                                ---------------     ---------------
                                                                                      $   3.92            $   6.18
                                                                                ===============     ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                                                   50,000              50,000
                                                                                ===============     ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                  Quarter Ended           Year Ended
                                                    March 31,            December 31,
                                                       2002                  2001
                                                -------------------    ------------------
General partners:
    Beginning balance                                  $   371,371            $  371,371
    Net income                                                  --                    --
                                                -------------------    ------------------
                                                           371,371               371,371
                                                -------------------    ------------------

Limited partners:
    Beginning balance                                   12,586,051            14,068,004
    Net income                                             196,006               918,047
    Distributions ($19.50 and $48.00 per
       limited partner unit, respectively)                (975,000 )          (2,400,000 )
                                                -------------------    ------------------
                                                        11,807,057            12,586,051
                                                -------------------    ------------------

Total partners' capital                               $ 12,178,428          $ 12,957,422
                                                ===================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                    Quarter Ended
                                                                                      March 31,
                                                                               2002                2001
                                                                          ----------------     --------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                   $ 348,793          $ 418,862
                                                                          ----------------     --------------

    Cash Flows from Investing Activities:
       Liquidating distribution from joint venture                                106,521                 --
                                                                          ----------------     --------------
              Net cash provided by investing activities                           106,521                 --
                                                                          ----------------     --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                         (437,500 )         (437,500 )
       Distributions to holders of minority interests                              (5,049 )           (4,987 )
                                                                          ----------------     --------------
              Net cash used in financing activities                              (442,549 )         (442,487 )
                                                                          ----------------     --------------

Net Increase (Decrease) in Cash and Cash Equivalents                               12,765            (23,625 )

Cash and Cash Equivalents at Beginning of Quarter                               1,242,931            578,746
                                                                          ----------------     --------------

Cash and Cash Equivalents at End of Quarter                                    $1,255,696          $ 555,121
                                                                          ================     ==============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          quarter                                                               $ 975,000          $ 437,500
                                                                          ================     ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


   1.    Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund III, Ltd. (the "Partnership") for the year ended December 31, 2001.

         The Partnership accounts for its 69.07% interest in Tuscawilla Joint Venture using the consolidation method. Minority interests represents the minority joint venture partners' proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

2.       Reclassification:

         Certain items in the prior year's financial statements have been reclassified to conform to 2002 presentation. These reclassifications had no effect on total partners' capital or net income. CNL INCOME FUND III, LTD. (A Florida Limited Partnership) NOTES TO CONDENSED FINANCIAL STATEMENTS Quarters Ended March 31, 2002 and 2001


3.       Discontinued Operations:

         During the quarter ended March 31, 2002, Houlihan's, Inc. filed for bankruptcy and rejected the one lease it had with the Partnership. As a result, the Partnership is seeking a purchaser for the vacant property and has reclassified the asset from land and building on operating leases to real estate held for sale. The reclassified asset was recorded at the lower of its carrying amount or fair value, less cost to sell, which resulted in a loss on disposal of discontinued operations of $46,356 during the quarter ended March 31, 2002. In addition, the Partnership stopped recording depreciation once the property was placed up for sale. The financial results for this property are reflected as Discontinued Operations in the accompanying financial statements.

         The operating results of the discontinued operations are as follows:

                                                                Quarter Ended March 31,
                                                                2002               2001
                                                           ----------------   ---------------
              Rental revenues                                    $  11,169         $  38,829
              Expenses                                             (15,959 )          (4,869 )
              Loss on disposal of assets                           (46,356 )              --
                                                           ----------------   ---------------
              Income (loss) from discontinued operations        $  (51,146 )       $  33,960
                                                           ----------------   ---------------

4.       Net Investment in Direct Financing Leases:

         In January 2002, Paragon of Michigan, Inc., the tenant of the property in Canton Township, Ohio, filed for bankruptcy, and in February 2002, rejected the one lease it had with the Partnership. As a result, the Partnership reclassified the asset from net investment in direct financing leases to land and buildings on operating leases. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified asset at the lower of original cost, present fair value, or present carrying amount. No loss on termination of direct financing lease was recorded.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


5.       Investment in Joint Ventures:

         In January 2002, Titusville Joint Venture, in which the Partnership owned a 73.4% interest, sold its property, which had been vacant since 1997, to an unrelated third party for $180,000 and received net sales proceeds of approximately $165,600 resulting in a gain of approximately $4,900 to the joint venture. The Partnership and the joint venture partner dissolved the joint venture in accordance with the joint venture agreement and the Partnership received approximately $106,500 representing its pro rata share of the joint venture's liquidating distribution. No gain or loss was recorded relating to the dissolution of the joint venture.

         As of March 31, 2002, RTO Joint Venture, and the Partnership and affiliates, as tenants-in-common in four separate tenancy-in-common arrangements, each owned and leased one property to operators of national fast-food or family-style restaurants. The following presents the joint ventures' condensed financial information at:

                                                                       March 31, 2002          December 31,
                                                                                                   2001
                                                                      -----------------      -----------------
           Land and buildings on operating leases, net                     $ 4,218,421            $ 4,393,909
           Net investment in direct financing leases                         3,340,527              3,347,560
           Cash                                                                 10,523                  9,669
           Receivables                                                               -                 67,370
           Accrued rental income                                               338,452                316,362
           Other assets                                                          1,458                  2,590
           Liabilities                                                          27,688                 38,192
           Partners' capital                                                 7,881,693              8,099,268

                                                                              Quarter Ended March 31,
                                                                            2002                   2001
                                                                      -----------------      -----------------

           Revenues                                                            211,103                213,177
           Expenses                                                             24,290                 21,790
           Net income                                                          186,813                191,387


         The Partnership recognized income of $50,630 and $49,221 during the quarters ended March 31, 2002 and 2001, respectively, from these joint ventures.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


6.       Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than 10% of the
         Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the quarters ended March 31:

                                          2002                2001
                                     ---------------     ---------------

          IHOP Properties, Inc.        $ 69,922            $ 70,064
          Golden Corral Corp.            42,433              80,509

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than 10% of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the quarters ended March 31:

                                             2002               2001
                                          -------------     -------------

             Golden Corral Family
                 Steakhouse Restaurants       $ 69,927         $ 108,004
             IHOP                               69,922            70,064
             KFC                                70,971            62,566
             Pizza Hut                          48,582               N/A
             Taco Bell                          43,167               N/A

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented,   the  chains  did  not  represent  more  than  10%  of  the
         Partnership's total rental and earned income.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund III, Ltd. (the "Partnership") is a Florida limited partnership that was organized on June 1, 1987 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2002, the Partnership owned 24 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 2002 and 2001, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $348,793 and $418,862 for the quarters ended March 31, 2002 and 2001, respectively. The decrease in cash from operations for the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001 was primarily a result of changes in the Partnership's income and expenses, as described below.

         Other sources and uses of capital included the following during the quarter ended March 31, 2002.

         In January 2002, Titusville Joint Venture, in which the Partnership owned a 73.40% interest, sold its Property, which had been vacant since 1997, to an unrelated third party for $180,000 and received net sales proceeds of approximately $165,600 resulting in a gain of approximately $4,900 to the joint venture. The Partnership and the joint venture partner dissolved the joint venture in accordance with the joint venture agreement and the Partnership received approximately $106,500 representing its pro rata share of the joint venture's liquidating distribution. No gain or loss was recorded relating to the dissolution of the joint venture. The Partnership distributed the liquidation proceeds as a special distribution to the limited partners, as described below.

         Currently, rental income from the Partnership's Properties and any net sales proceeds from the sales of Properties are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 2002, the Partnership had $1,255,696 invested in such short-term investments, as compared to $1,242,931 at December 31, 2001. The funds remaining at March 31, 2002, after payment distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the quarter ended March 31, 2002, the net sales proceeds from the 2001 sale of the Property in Washington, Illinois and the liquidating distribution received from Titusville Joint Venture, the Partnership declared distributions to limited partners of $975,000 and $437,500 for the quarters ended March 31, 2002 and 2001, respectively. This represents distributions of $19.50 and $8.75 per unit for the quarters ended March 31, 2002 and 2001, respectively. Distributions for the quarter ended March 31, 2002 included a special distribution of $600,000 as a result of the distribution of the net sales proceeds from the 2001 sale of the Property in Washington, Illinois and the liquidating distribution received from Titusville Joint Venture. This special distribution was effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, it was applied to the limited partner's unpaid cumulative 10% Preferred Return. As a result of the sale of several Properties in 2002 and 2001, the Partnership's total revenue was reduced and is expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses remained and are expected to remain fixed. Therefore, distributions of net cash flow were adjusted commencing during the quarter ended March 31, 2002. No distributions were made to the general partners for the quarters ended March 31, 2002 and 2001. No amounts distributed to the limited partners for the quarters ended March 31, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $1,148,944 at March 31, 2002 from $595,264 at December 31, 2001.
The increase in liabilities at March 31, 2002 was primarily due to the Partnership declaring a special distribution of $600,000 to the limited partners at March 31, 2002, as described above. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarter ended March 31, 2001, the Partnership and its consolidated joint venture owned and leased 20 wholly owned Properties (including two Properties which were sold in 2001 and excluding one Property which was classified as real estate held for sale) and during the quarter ended March 31, 2002, the Partnership and its consolidated joint venture owned and leased 18 wholly owned Properties (excluding one Property which was classified as real estate held for sale), to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2002 and 2001, the Partnership earned $309,129 and $366,703, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. Rental and earned income decreased during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, as a result of the 2001 sales of two Properties.

         The decrease in rental and earned income during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was also partially due to the fact that in January 2002, one of the Partnership's tenants, Paragon of Michigan, Inc., filed for bankruptcy and in February 2002, rejected the one lease it had with the Partnership and ceased rental payments. As a result of the rejected lease, the Partnership stopped recording rental revenue relating to this Property. The Partnership will not recognize any rental and earned income from this vacant Property until the Property is re-leased or sold, and the proceeds are reinvested in an additional Property. The lost revenues resulting from the rejected lease could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Property in a timely manner. The general partners are currently seeking a replacement tenant or purchaser for the vacant Property.

         In addition, the decrease in rental and earned income during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was partially attributable to the fact that during 2001, the tenant of the Property in Montgomery, Alabama experienced financial difficulties. As of March 31, 2002, the Partnership has continued receiving a portion of the rental payments relating to this lease. The general partners will continue to pursue collection of past due rental amounts relating to this Property.

         During the quarters ended March 31, 2002 and 2001, the Partnership also earned $27,020 and $10,381, respectively, in contingent rental income. The increase in contingent rental income was primarily a result of an increase in gross sales of certain restaurant Properties with leases requiring the payment of contingent rental income.

         During the quarter ended March 31, 2002, Houlihan's, Inc. filed for bankruptcy, ceased rental payments and rejected the one lease it had with the Partnership. As a result, the general partners are seeking a purchaser for the vacant Property. The Partnership expects to use the proceeds from the sale to reinvest in an income producing Property. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership reclassified the asset from land and building on operating leases to real estate held for sale. The Partnership recorded the reclassified asset at the lower of its carrying amount or fair value, less cost to sell, which resulted in a loss on disposal from discontinued operations of $46,356 during the quarter ended March 31, 2002. In addition, during the quarter ended March 31, 2002, the Partnership stopped recording depreciation upon placing the Property up for sale. The Partnership recognized a net loss (rental income less Property related expenses) of $51,146 during the quarter ended March 31, 2002 and net income of $33,960, during the quarter ended March 31, 2002, respectively relating to this Property. These amounts were reclassified to Discontinued Operations.

         For the quarters ended March 31, 2002 and 2001, the Partnership owned and leased three Properties indirectly through joint venture arrangements (including one Property which had been vacant since 1997 and was sold in 2002) and four Properties as tenants-in-common with affiliates of the general partners. In connection therewith, during the quarters ended March 31, 2002 and 2001, the Partnership earned $50,630 and $49,221, respectively, attributable to net income recorded by these joint ventures.

         Operating expenses, including depreciation expense, were $141,315 and $157,278 for the quarters ended March 31, 2002 and 2001, respectively. The decrease in operating expenses during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was partially due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties and a decrease in depreciation expense as a result of the sales of two Properties during 2001. The decrease in operating expenses during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was partially offset by the fact that the Partnership incurred certain expenses, such as legal fees, real estate taxes, insurance, and maintenance relating to the vacant Property, the lease for which was rejected, as described above. The general partners anticipate that the Partnership will continue to incur these expenses related to the vacant Property until such time as the Partnership executes a new lease for the Property or until the Partnership sells the Property and the sales proceeds are reinvested in an additional Property. The general partners are currently seeking either a new tenant or purchaser for the vacant Property. In addition, the decrease in operating expenses during the quarter ended March 31, 2002, was partially offset by an increase in the amount of state tax expense relating to certain states in which the Partnership conducts business.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.


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

                    (b)     Reports on Form 8-K

                            No reports of Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 1st day of May, 2002.


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