Form 10-Q
period 2002-06-30
CNL INCOME FUND III LTD
filed 2002-08-14
CIK 817845

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2002
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ___________________ to _______________________

                             Commission file number
                                     0-16850
                     ---------------------------------------


                            CNL Income Fund III, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                       59-2809460
------------------------------------           ------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


   450 South Orange Avenue
      Orlando, Florida                                     32801
------------------------------------           ------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                (407) 540-2000
                                               ------------------------------


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

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                               June 30,             December 31,
                                                                                 2002                   2001
                                                                          -------------------    -------------------
                              ASSETS

  Land and buildings on operating leases, net                                  $   9,458,207          $   9,324,746
  Net investment in direct financing leases                                               --                772,309
  Investment in joint ventures                                                     2,084,258              2,196,170
  Mortgage note receivable                                                           324,356                     --
  Cash and cash equivalents                                                          607,122              1,242,931
  Receivables, less allowance for doubtful accounts
      of $40,595 and $28,216, respectively                                             4,487                 27,528
  Due from related parties                                                               334                  9,754
  Accrued rental income                                                               85,073                 74,755
  Other assets                                                                        34,304                 31,923
                                                                          -------------------    -------------------

                                                                               $  12,598,141          $  13,680,116
                                                                          ===================    ===================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable                                                               $     4,208           $     12,786
  Real estate taxes payable                                                            2,746                 12,050
  Distributions payable                                                              375,000                437,500
  Due to related parties                                                             148,343                128,985
  Rents paid in advance                                                               13,108                  3,943
                                                                          -------------------    -------------------
      Total liabilities                                                              543,405                595,264

  Minority interest                                                                  126,035                127,430

  Partners' capital                                                               11,928,701             12,957,422
                                                                          -------------------    -------------------

                                                                               $  12,598,141          $  13,680,116
                                                                          ===================    ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                  Quarter Ended                   Six Months Ended
                                                                     June 30,                         June 30,
                                                               2002            2001             2002             2001
                                                           -------------   -------------   ----------------  --------------
Revenues:
    Rental income from operating leases                       $ 287,837       $ 377,551        $   588,368      $  751,943
    Earned income from direct financing leases                    5,063          30,988             24,830          62,128
    Contingent rental income                                      5,486          77,516             32,506          87,897
    Interest and other income                                     7,346           5,914             13,237          16,119
                                                           -------------   -------------   ----------------  --------------
                                                                305,732         491,969            658,941         918,087
                                                           -------------   -------------   ----------------  --------------

Expenses:
    General operating and administrative                         51,927          58,708            111,808         139,359
    Property expenses                                            17,808           2,220             34,023           3,554
    State and other taxes                                         2,050           1,911             23,080          12,538
    Depreciation                                                 66,621          69,535            126,769         139,070
    Provision for write-down of assets                           79,649              --            126,005              --
                                                           -------------   -------------   ----------------  --------------
                                                                218,055         132,374            421,685         294,521
                                                           -------------   -------------   ----------------  --------------
Income Before Loss on Sale of Assets, Minority
    Interest in Income of Consolidated Joint Venture
    and Equity in Earnings of Unconsolidated Joint
    Ventures                                                     87,677         359,595            237,256         623,566

Loss on Sale of Assets                                           (9,945 )            --             (9,945 )            --

Minority Interest in Income of Consolidated
    Joint Venture                                                (4,388 )        (4,370 )           (8,591 )        (8,649 )

Equity in Earnings of Unconsolidated Joint Ventures              51,929          20,012            102,559          69,233
                                                           -------------   -------------   ----------------  --------------

Net Income                                                    $ 125,273       $ 375,237        $   321,279      $  684,150
                                                           =============   =============   ================  ==============

Net Income per Limited Partner Unit                            $   2.51        $   7.50         $     6.43       $   13.68
                                                           =============   =============   ================  ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                            50,000          50,000             50,000          50,000
                                                           =============   =============   ================  ==============


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                           Six Months Ended           Year Ended
                                                                               June 30,              December 31,
                                                                                 2002                    2001
                                                                         ---------------------    -------------------
General partners:
    Beginning balance                                                          $      371,371           $    371,371
    Net income                                                                             --                     --
                                                                         ---------------------    -------------------
                                                                                      371,371                371,371
                                                                         ---------------------    -------------------

Limited partners:
    Beginning balance                                                              12,586,051             14,068,004
    Net income                                                                        321,279                918,047
    Distributions ($27.00 and $48.00 per
       limited partner unit, respectively)                                         (1,350,000 )           (2,400,000 )
                                                                         ---------------------    -------------------
                                                                                   11,557,330             12,586,051
                                                                         ---------------------    -------------------

Total partners' capital                                                       $    11,928,701         $   12,957,422
                                                                         =====================    ===================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                  Six Months Ended
                                                                                      June 30,
                                                                               2002                2001
                                                                         -----------------    ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                 $   618,661         $  845,168
                                                                         -----------------    ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of assets                                                78,295                 --
       Liquidating distribution from joint venture                                106,521                 --
       Other                                                                      (16,800 )               --
                                                                         -----------------    ---------------
              Net cash provided by investing activities                           168,016                 --
                                                                         -----------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                       (1,412,500 )         (875,000 )
       Distributions to holders of minority interests                              (9,986 )          (10,003 )
                                                                         -----------------    ---------------
              Net cash used in financing activities                            (1,422,486 )         (885,003 )
                                                                         -----------------    ---------------

Net Decrease in Cash and Cash Equivalents                                        (635,809 )          (39,835 )

Cash and Cash Equivalents at Beginning of Period                                1,242,931            578,746
                                                                         -----------------    ---------------

Cash and Cash Equivalents at End of Period                                    $   607,122         $  538,911
                                                                         =================    ===============

Supplemental Schedule of Non-Cash Investing and Financing
    Activities:

       Mortgage note accepted in exchange for sale of asset                   $   320,000            $    --
                                                                         =================    ===============

       Deferred real estate disposition fee incurred and unpaid at
          end of period                                                       $    12,000            $    --
                                                                         =================    ===============

       Distributions declared and unpaid at end of
          period                                                              $   375,000         $  437,500
                                                                         =================    ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


   1.    Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements have been derived from audited financial statements as of that date.

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

3.       Land and Buildings on Operating Leases:
         --------------------------------------

         During the six months ended June 30, 2002, the Partnership established a provision for write-down of assets of $46,356 relating to its property in Fayetteville, North Carolina. In January, the tenant of this property, Houlihan's, Inc., filed for bankruptcy and rejected the one lease it had with the Partnership. The provision represented the difference between the carrying value of the property and its fair value.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

         In May 2002, the Partnership sold the property in Montgomery, Alabama, the building portion of which is classified as a direct financing lease (see Note 4), to an unrelated third party for $400,000. The Partnership received net sales proceeds of approximately $398,300 (consisting of approximately $78,300 in cash and $320,000 in the form of a promissory note, see Note 5) resulting in a loss of $9,945 during the quarter and six months ended June 30, 2002. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $12,000 (see Note 7). This property was identified for sale as of December 31, 2001.

         In June 2002, the Partnership established a provision for write-down of assets of $76,649 relating to its property in Altus, Oklahoma, the lease for which is scheduled to expire in October 2002. The provision represented the difference between the carrying value of the property and its fair value.

4.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         In January 2002, the tenant of the property in Canton Township, Ohio, filed for bankruptcy, and in February 2002, rejected the one lease it had with the Partnership. As a result, the Partnership reclassified the asset to land and buildings on operating leases and recorded the reclassified asset at the lower of original cost, present fair value, or present carrying amount. No loss on termination of direct financing lease was recorded.

         In May 2002, the Partnership sold the property in Montgomery, Alabama to an unrelated third party (see Note 3). In connection with the sale, the gross investment (minimum lease payments receivable and the estimated residual value) and unearned income relating to the building were removed from the accounts and the loss from the sale of the property was reflected in income.

5.       Mortgage  Note  Receivable:
         --------------------------

         In connection with the sale of its property in Montgomery, Alabama, the Partnership accepted a promissory note in the principal sum of $320,000, collateralized by a mortgage on the property (see Note 3). The promissory note bears interest at a rate of ten percent per annum for the first year, twelve percent per annum for the second year and fourteen percent per annum for the third year. The payments are being collected in monthly installments of $1,333 plus any accrued interest, with a balloon payment of $273,333, due in June 2005. In addition, if the borrower does not pay off the promissory note, a loan fee of one percent, two percent and three percent of the outstanding principal balance as of May 31, 2003, 2004, and 2005, respectively will be due.

6.       Investment in Joint Ventures:
         ----------------------------

         In January 2002, Titusville Joint Venture, in which the Partnership owned a 73.4% interest, sold its property, which had been vacant since 1997, to an unrelated third party for $180,000 and received net sales proceeds of approximately $165,600, resulting in a gain of approximately $4,900 to the joint venture. The Partnership and the joint venture partner dissolved the joint venture and the Partnership received approximately $106,500 representing its pro rata share of the joint venture's liquidating distribution. No gain or loss was recorded relating to the dissolution of the joint venture.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


7.       Related Party Transaction:
         --------------------------

         An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties, based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sales. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions. During the six months ended June 30, 2002, the Partnership incurred a deferred, subordinated real estate disposition fee of $12,000 as a result of the Partnership's sale of the property in Montgomery, Alabama.

8.       Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental revenues from individual lessees, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the periods ended June 30:

                                                2002                2001
                                           ---------------     ---------------

            IHOP Properties, Inc.              $  139,814          $  140,095
            Golden Corral Corp.                    84,866             161,019

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the periods ended June 30:

                                                 2002               2001
                                             --------------     -------------

             Golden Corral Family
                 Steakhouse Restaurants          $ 139,855         $ 284,604
             IHOP                                  139,814           140,095
             KFC                                   135,318           125,137
             Taco Bell                              86,334               N/A
             Pizza Hut                              82,256               N/A

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented,   the  chains  did  not  represent  more  than  10%  of  the
         Partnership's total rental and earned income.

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains will significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund III, Ltd. (the "Partnership") is a Florida limited partnership that was organized on June 1, 1987 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2001, the Partnership owned 20 Properties directly and seven Properties indirectly through joint venture or tenancy in common arrangements. As of June 30, 2002, the Partnership owned 17 Properties directly and six Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 2002 and 2001, was cash from operating activities (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operating activities was $618,661 and $845,168 for the six months ended June 30, 2002 and 2001, respectively. The decrease in cash from operating activities for the six months ended June 30, 2002, as compared to the same period of 2001 was primarily a result of changes in the Partnership's income and expenses, as described below.

         Other sources and uses of capital included the following during the six months ended June 30, 2002.

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

         In May 2002, the Partnership sold its Property in Montgomery, Alabama to an unrelated third party for $400,000 and received net sales proceeds of approximately $398,300 (consisting of approximately $78,300 in cash and $320,000 in the form of a promissory note) resulting in a loss of $9,945 during the quarter and six months ended June 30, 2002. The promissory note bears interest at a rate of ten percent per annum for the first year, twelve percent per annum for the second year, and fourteen percent per annum for the third year. The payments are being collected in monthly installments of $1,333 plus any accrued interest, with a balloon payment of $273,333, due in June 2005. In addition, a loan fee of one percent, two percent and three percent of the outstanding principal balance as of May 31, 2003, 2004, and 2005, respectively is due. This Property was identified for sale as of December 31, 2001. In connection with the sale, the Partnership incurred a deferred, subordinated real estate disposition fee of $12,000. Payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions. The Partnership used these sales proceeds to pay liabilities of the Partnership. The Partnership distributed amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         Currently, rental income from the Partnership's Properties and any net sales proceeds from the sales of Properties are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 2002, the Partnership had $607,122 invested in such short-term investments, as compared to $1,242,931 at December 31, 2001. The decrease in cash and cash equivalents at June 30, 2002 was primarily due to the fact that during the six months ended June 30, 2002, the Partnership used the net sales proceeds that were held at December 31, 2001 to pay a special distribution to the limited partners. The funds remaining at June 30, 2002, after payment distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the six months ended June 30, 2002, the net sales proceeds from the 2001 sale of the Property in Washington, Illinois and the liquidating distribution received from Titusville Joint Venture, the Partnership declared distributions to limited partners of $1,350,000 and $875,000 for the six months ended June 30, 2002 and 2001, respectively, ($375,000 and $437,500 for the quarters ended June 30, 2002 and 2001, respectively). This represents distributions of $27.00 and $17.50 per unit for the six months ended June 30, 2002 and 2001, respectively, ($7.50 and $8.75 per unit for each applicable quarter). Distributions for the six months ended June 30, 2002 included a special distribution of $600,000 as a result of the distribution of the net sales proceeds from the 2001 sale of the Property in Washington, Illinois and the liquidating distribution received from Titusville Joint Venture. This special distribution was effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, it was applied to the limited partner's unpaid cumulative 10% Preferred Return. As a result of the sale of several Properties in 2002 and 2001, the Partnership's total revenue was reduced and is expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses remained and are expected to remain fixed. Therefore, distributions of net cash flow were adjusted commencing during the quarter ended March 31, 2002. No distributions were made to the general partners for the quarters and six months ended June 30, 2002 and 2001. No amounts distributed to the limited partners for the six months ended June 30, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, were $543,405 at June 30, 2002, as compared to $595,264 at December 31, 2001. The decrease in liabilities at June 30, 2002 was primarily due to a decrease in distributions payable to the limited partners at June 30, 2002, as described above. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $613,198 for the six months ended June 30, 2002, as compared to $814,071 for the six months ended June 30, 2001, of which $292,900 and $408,539 were earned during the second quarter of 2002 and 2001, respectively. Rental revenues decreased during the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, partially as a result of the sales of several Properties during 2001 and 2002. Rental revenues are expected to remain at reduced amounts due to the fact that the Partnership used the majority of these net sales proceeds to pay liabilities of the Partnership and to make distributions to the limited partners.

         The decrease in rental revenues during the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, was also partially due to the fact that in 2002, two of the Partnership's tenants, Paragon of Michigan, Inc. and Houlihan's, Inc. filed for bankruptcy, ceased rental payments and rejected the one lease each had with the Partnership. As a result of the rejected leases, the Partnership stopped recording rental revenue relating to these Properties. The Partnership will not recognize any rental revenues from these vacant Properties until the Properties are re-leased or sold, and the proceeds are reinvested in additional Properties. The lost revenues resulting from the rejected leases will have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Properties in a timely manner. The general partners are currently seeking a replacement tenant for the vacant Properties.

         During the six months ended June 30, 2002 and 2001, the Partnership also earned $32,506 and $87,897, respectively, in contingent rental income, of which $5,486 and $77,516 was earned during the quarters ended June 30 2002 and 2001, respectively. The decrease in contingent rental income was primarily a result of a decrease in gross sales of certain restaurant Properties with leases requiring the payment of contingent rental income.

         During the six months ended June 30, 2002, two lessees of the Partnership, Golden Corral Corporation, and IHOP Properties, Inc., each contributed more than 10% of the Partnership's total rental revenues (including rental revenues from the Partnership's consolidated joint venture and the Partnership's share of rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that, based on the minimum rental payments required by the leases, IHOP Properties, Inc. will continue to contribute more than 10% of the Partnership's total rental revenues. In addition, five restaurant chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), IHOP, KFC, Taco Bell, and Pizza Hut, each accounted for more than 10% of the Partnership's total rental revenues, (including rental revenues from the Partnership's consolidated joint venture and the Partnership's share of the rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that these five restaurant chains, each will continue to account for more than 10% of total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or any of these restaurant chains could materially affect the Partnership's income, if the Partnership is not able to re-lease these Properties in a timely manner.

         During the six months ended June 30, 2002 and 2001, the Partnership earned $102,559 and $69,233, respectively, attributable to net income earned by unconsolidated joint ventures, $51,929 and $20,012 of which was earned during the quarters ended June 30, 2002 and 2001. Net income earned by unconsolidated joint ventures was lower during the quarter and six months ended June 30, 2001, as compared to the same periods of 2002 primarily due to the fact that during the quarter and six months ended June 30, 2001, Titusville Joint Venture (in which the Partnership owns a 73.4% interest) recorded a provision for write-down of assets of approximately $38,300. The Property owned by the joint venture became vacant during 1997. Titusville Joint Venture had previously recorded a provision for write-down of assets relating to this Property. The increase in the provision during 2001 represented the difference between the Property's carrying value and its fair value. In January 2002, Titusville Joint Venture sold its property, to an unrelated third party for $180,000 and received net sales proceeds of approximately $165,600 resulting in a gain of approximately $4,900 to the joint venture. The Partnership and the joint venture partner dissolved the joint venture in accordance with the joint venture agreement and the Partnership received approximately $106,500 representing its pro rata share of the joint venture's liquidating distribution. No gain or loss was recorded relating to the dissolution of the joint venture. The Partnership used these proceeds to pay liabilities of the Partnership and make distributions, as described above in "Capital Resources."

         Operating expenses, including depreciation expense and provision for write-down of assets, were $421,685 and $294,521 for the six months ended June 30, 2002 and 2001, respectively, of which $218,055 and $132,374 was incurred during the quarters ended June 30, 2002 and 2001. The increase in operating expenses during the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, was partially due to the fact that during the six months ended 2002, the Partnership recorded a provision for write-down of assets of $46,356 relating to the Property in Fayetteville, North Carolina. The provision represented the difference between the carrying value of the Property and its fair value. In January, the tenant of this property, Houlihan's, Inc., filed for bankruptcy and rejected the one lease it had with the Partnership, as described above. In addition, during the quarter ended June 30, 2002, the Partnership recorded a provision for write-down of assets of $79,649 relating to the Property in Altus, Oklahoma, the lease for which is scheduled to expire in October 2002. The provision represented the difference between the carrying value of the Property and its fair value. The increase in operating expenses during the six months ended June 30, 2002, as compared to the same period of 2001, was partially offset by a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties and a decrease in depreciation expense as a result of the sales of two Properties during 2001. The increase in operating expenses was also partially due to the fact that the Partnership incurred Property expenses, such as legal fees, real estate taxes, insurance, and maintenance relating to the two vacant Properties, the leases for which were rejected, as described above. The general partners anticipate that the Partnership will continue to incur these expenses related to the vacant Properties until such time as the Partnership executes a new lease for the Properties or until the Partnership sells the Properties and the sales proceeds are reinvested in additional Properties. The general partners are currently seeking new tenants for the vacant Properties. In addition, the increase in operating expenses during the six months ended June 30, 2002, was partially due to an increase in the amount of state tax expense relating to certain states in which the Partnership conducts business.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         During the six months ended June 30, 2002, the Partnership accepted a promissory note in connection with the sale of its Property in Montgomery, Alabama. The general partners believe that the estimated fair value of the mortgage note at June 30, 2002 approximated the outstanding principal amounts. The Partnership is exposed to equity loss in the event of changes in interest rates. The following table presents the expected cash flows of principal that are sensitive to these changes.

                                                 Mortgage Note
                                                   Fixed Rate
                                               -------------------

                2002                                  $     8,000
                2003                                       16,000
                2004                                       16,000
                2005                                      280,000
                2006                                           --
                Thereafter                                     --
                                               -------------------

                                                      $   320,000
                                               ===================

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

                      10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Filed herewith.)

                       (b)     Reports on Form 8-K

                               No reports of Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 6th day of August, 2002.


                                          CNL INCOME FUND III, LTD.

                                          By: CNL REALTY CORPORATION
                                              General Partner


                                              By:/s/ James M. Seneff, Jr.
                                                 -----------------------------
                                                 JAMES M. SENEFF, JR.
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


                                              By:/s/ Robert A. Bourne
                                                 -----------------------------
                                                 ROBERT A. BOURNE
                                                 President and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund III, Ltd. (the "Partnership"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Partnership's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date: August 6, 2002                        /s/ James M. Seneff, Jr.
     ---------------                        ----------------------------------
                                            Name:  James M. Seneff, Jr.
                                            Title:   Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Robert A. Bourne, the President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund III, Ltd. (the "Partnership"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Partnership's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date:  August 6, 2002                         /s/ Robert A. Bourne
      ------------------------------          ----------------------------
                                              Name:  Robert A. Bourne
                                              Title: President and Treasurer

                                  EXHIBIT INDEX


     Exhibit Number


     (c)  Exhibits

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

            10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Filed herewith.)