Form 10-Q
period 2002-09-30
CNL INCOME FUND III LTD
filed 2002-11-12
CIK 817845

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2002
   --------------------------------------------------------------------------

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


                            CNL Income Fund III, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                          59-2809460
----------------------------------              -----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


   450 South Orange Avenue
      Orlando, Florida                                      32801
----------------------------------              ------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
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




                                                                       Page
Part I.

     Item 1.   Financial Statements:

                   Condensed Balance Sheets                             1

                   Condensed Statements of Income                       2

                   Condensed Statements of Partners' Capital            3

                   Condensed Statements of Cash Flows                   4

                   Notes to Condensed Financial Statements              5-8

     Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                  9-13

     Item 3.   Quantitative and Qualitative Disclosures About
                   Market Risk                                          13

     Item 4.   Controls and Procedures                                  13


Part II.

     Other Information                                                  14-15

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                            September 30,           December 31,
                                                                                 2002                   2001
                                                                          -------------------    -------------------
                              ASSETS

  Land and buildings on operating leases, net                                  $   8,306,797          $   8,642,179
  Net investment in direct financing leases                                               --                279,721
  Real estate held for sale                                                               --              1,175,155
  Investment in joint ventures                                                     2,083,524              2,196,170
  Mortgage note receivable                                                           640,000                     --
  Cash and cash equivalents                                                        1,272,534              1,242,931
  Receivables, less allowance for doubtful accounts
      of $37,194 and $28,216, respectively                                            21,312                 27,528
  Due from related parties                                                                --                  9,754
  Accrued rental income                                                               90,233                 74,755
  Other assets                                                                        30,805                 31,923
                                                                          -------------------    -------------------

                                                                               $  12,445,205          $  13,680,116
                                                                          ===================    ===================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable                                                               $     5,450           $     12,786
  Real estate taxes payable                                                           11,194                 12,050
  Distributions payable                                                              375,000                437,500
  Due to related parties                                                             196,091                128,985
  Rents paid in advance                                                               17,352                  3,943
                                                                          -------------------    -------------------
      Total liabilities                                                              605,087                595,264

  Minority interest                                                                  125,328                127,430

  Partners' capital                                                               11,714,790             12,957,422
                                                                          -------------------    -------------------

                                                                               $  12,445,205          $  13,680,116
                                                                          ===================    ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                  Quarter Ended                   Nine Months Ended
                                                                  September 30,                     September 30,
                                                               2002            2001             2002             2001
                                                           -------------   -------------   ----------------  --------------
Revenues:
    Rental income from operating leases                       $ 261,289       $ 339,876        $   814,299     $ 1,047,114
    Earned income from direct financing leases                    2,218           3,243             16,257          32,330
    Contingent rental income                                     20,834           1,134             53,340          89,031
    Lease termination income                                      7,980          80,000              7,980          80,000
    Interest and other income                                     4,841           4,742             18,078          20,861
                                                           -------------   -------------   ----------------  --------------
                                                                297,162         428,995            909,954       1,269,336
                                                           -------------   -------------   ----------------  --------------

Expenses:
    General operating and administrative                         46,143          25,326            157,351         164,655
    Property expenses                                            10,398           1,858             40,457           5,212
    State and other taxes                                           292             230             23,372          12,768
    Depreciation                                                 56,309          64,315            168,009         195,897
    Provision for write-down of assets                               --          38,721             46,355          38,721
                                                           -------------   -------------   ----------------  --------------
                                                                113,142         130,450            435,544         417,253
                                                           -------------   -------------   ----------------  --------------

Income Before Gain (Loss) on Sale of Assets, Minority
    Interest in Income of Consolidated Joint Venture
    and Equity in Earnings of Unconsolidated Joint
    Ventures                                                    184,020         298,545            474,410         852,083

Gain (Loss) on Sale of Assets                                        --         229,029             (9,945 )       229,029

Minority Interest in Income of Consolidated
    Joint Venture                                                (4,352 )        (4,277 )          (12,943 )       (12,926 )

Equity in Earnings of Unconsolidated Joint Ventures              52,707          37,865            155,266         107,098
                                                           -------------   -------------   ----------------  --------------

Income from Continuing Operations                               232,375         561,162            606,788       1,175,284
                                                           -------------   -------------   ----------------  --------------

Discontinued Operations (Note 7):
    Income from discontinued operations, net                      9,294          34,983             35,810         105,011
    Loss on disposal of discontinued operations, net            (80,580 )            --           (160,230 )            --
                                                           -------------   -------------   ----------------  --------------
                                                                (71,286 )        34,983           (124,420 )       105,011
                                                           -------------   -------------   ----------------  --------------

Net Income                                                    $ 161,089       $ 596,145        $   482,368     $ 1,280,295
                                                           =============   =============   ================  ==============

Income (Loss) Per Limited Partner Unit:
    Continuing Operations                                      $   4.65       $   11.22         $    12.14       $   23.51
    Discontinued Operations                                       (1.43 )          0.70              (2.49 )          2.10
                                                           -------------   -------------   ----------------  --------------

    Total                                                      $   3.22       $   11.92         $     9.65       $   25.61
                                                           =============   =============   ================  ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                            50,000          50,000             50,000          50,000
                                                           =============   =============   ================  ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                          Nine Months Ended           Year Ended
                                                            September 30,            December 31,
                                                                 2002                    2001
                                                         ---------------------    -------------------
General partners:
    Beginning balance                                          $      371,371           $    371,371
    Net income                                                             --                     --
                                                         ---------------------    -------------------
                                                                      371,371                371,371
                                                         ---------------------    -------------------

Limited partners:
    Beginning balance                                              12,586,051             14,068,004
    Net income                                                        482,368                918,047
    Distributions ($34.50 and $48.00 per
       limited partner unit, respectively)                         (1,725,000 )           (2,400,000 )
                                                         ---------------------    -------------------
                                                                   11,343,419             12,586,051
                                                         ---------------------    -------------------

Total partners' capital                                       $    11,714,790         $   12,957,422
                                                         =====================    ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                               2002                2001
                                                                         -----------------    ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                 $   938,433        $ 1,295,190
                                                                         -----------------    ---------------

    Cash Flows from Investing Activities:
       Additions to land and buildings on operating leases                        (25,200 )               --
       Collections on mortgage note receivable                                    320,000                 --
       Proceeds from sale of assets                                               492,394            750,550
       Liquidating distribution from joint venture                                106,521                 --
                                                                         -----------------    ---------------
              Net cash provided by investing activities                           893,715            750,550
                                                                         -----------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                       (1,787,500 )       (1,312,500 )
       Distributions to holders of minority interest                              (15,045 )          (15,021 )
                                                                         -----------------    ---------------
              Net cash used in financing activities                            (1,802,545 )       (1,327,521 )
                                                                         -----------------    ---------------

Net Increase in Cash and Cash Equivalents                                          29,603            718,219

Cash and Cash Equivalents at Beginning of Period                                1,242,931            578,746
                                                                         -----------------    ---------------

Cash and Cash Equivalents at End of Period                                   $  1,272,534        $ 1,296,965
                                                                         =================    ===============

Supplemental Schedule of Non-Cash Investing and Financing
    Activities:

       Deferred real estate disposition fee incurred and unpaid at
          end of period                                                       $    45,300         $   23,250
                                                                         =================    ===============

       Mortgage note accepted in exchange for sale of asset                   $   960,000            $    --
                                                                         =================    ===============

       Distributions declared and unpaid at end of
          period                                                              $   375,000        $ 1,087,500
                                                                         =================    ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


   1.    Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements have been derived from audited financial statements as of that date.

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

3.       Land and Buildings on Operating Leases:
         --------------------------------------

         During the nine months ended September 30, 2002, the Partnership established a provision for write-down of assets of $46,355 relating to its property in Fayetteville, North Carolina. In January, the tenant of this property, Houlihan's, Inc., filed for bankruptcy and rejected the one lease it had with the Partnership. The provision represented the difference between the carrying value of the property and its fair value.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

         In May 2002, the Partnership sold the property in Montgomery, Alabama, the building portion of which is classified as a direct financing lease (see Note 4), to an unrelated third party for $400,000. The Partnership received net sales proceeds of approximately $398,300 (consisting of approximately $66,300 in cash and $320,000 in the form of a promissory note, see Note 5) resulting in a loss of $9,945 during the nine months ended September 30, 2002. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $12,000 (see Note 8). This property was identified for sale as of December 31, 2001.

4.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         In May 2002, the Partnership sold the property in Montgomery, Alabama to an unrelated third party (see Note 3). In connection with the sale, the gross investment (minimum lease payments receivable and the estimated residual value) and unearned income relating to the building were removed from the accounts and the loss from the sale of the property was reflected in income.

5.       Mortgage Notes Receivable:
         -------------------------

         In connection with the sale of its property in Montgomery, Alabama, the Partnership accepted a promissory note in the principal sum of $320,000, collateralized by a mortgage on the property (see Note 3). The promissory note bore interest at a rate of ten percent per annum. In August 2002, the Partnership received a balloon payment which included the outstanding principal balance and accrued interest.

         In connection with the sale of its property in Canton Township, Michigan, the Partnership accepted a promissory note in the principal sum of $640,000, collateralized by a mortgage on the property (see Note
         7). The promissory note bears interest at a rate of 10.5% per annum. The balance of the note, plus any accrued interest, is due in December 2002.

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

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


7.       Discontinued Operations:
         -----------------------

         In July 2002, the Partnership entered into an agreement with an unrelated third party to sell the Golden Corral property in Altus, Oklahoma. In connection with the anticipated sale of the property, the Partnership recorded a loss on disposal of discontinued operations of approximately $79,600 during the quarter and six months ended June 30, 2002. In September 2002, the Partnership sold this property for $310,000 and received net sales proceeds of approximately $298,500. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $9,300 (see Note 8).

         In September 2002, the Partnership sold its Red Oaks Steakhouse property in Canton Township, Michigan, to an unrelated third party for $800,000. The Partnership received net sales proceeds of approximately $722,300 (consisting of approximately $82,300 in cash and $640,000 in the form of a promissory note, see Note 5) resulting in a loss on disposal of discontinued operations of approximately $80,600 during the quarter and nine months ended September 30, 2002. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $24,000 (see Note 8). The financial results for these two properties are reflected as Discontinued Operations in the accompanying financial statements.

         The operating results of the discontinued operations for the above properties are as follows:

                                               Quarter Ended September 30,       Nine Months Ended September 30,
                                                  2002             2001              2002                2001
                                             ---------------   --------------  ------------------   ---------------
         Rental revenues                         $   15,342       $   38,727         $    61,491        $  116,473
         Expenses                                    (6,048 )         (3,744 )           (25,681 )         (11,462 )
         Gain (Loss) on disposal of assets          (80,580 )             --            (160,230 )              --
                                             ---------------   --------------  ------------------   ---------------
         Income (loss) from discontinued
               operations                        $  (71,286 )     $   34,983        $   (124,420 )        $105,011
                                             ===============   ==============  ==================   ===============

8.       Related Party Transaction:
         -------------------------

         An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties, based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sales. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions. During the nine months ended September 30, 2002, the Partnership incurred deferred, subordinated real estate disposition fees of $45,300 as a result of the Partnership's sale of the properties in Montgomery, Alabama, Altus, Oklahoma and Canton Township, Michigan.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


9.       Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental revenues from individual lessees, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the periods ended September 30:

                                            2002                2001
                                       ---------------     ---------------

              IHOP Properties, Inc.      $    209,980      $  210,092
              Golden Corral Corp.             117,230         224,840

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the periods ended June 30:

                                               2002               2001
                                             ------------     -------------

                  KFC                          $ 215,013         $ 188,839
                  IHOP                           209,980           210,092
                  Golden Corral Family
                      Steakhouse Restaurants     199,714           375,920
                  Taco Bell                      129,501               N/A
                  Pizza Hut                      115,930               N/A

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund III, Ltd. (the "Partnership") is a Florida limited partnership that was organized on June 1, 1987 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2001, the Partnership owned 18 Properties directly and seven Properties indirectly through joint venture or tenancy in common arrangements. As of September 30, 2002, the Partnership owned 15 Properties directly and six Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) was $938,433 and $1,295,190 for the nine months ended September 30, 2002 and 2001, respectively. The decrease in cash from operating activities for the nine months ended September 30, 2002, as compared to the same period of 2001 was primarily a result of changes in the Partnership's income and expenses, as described below in "Results of Operations."

         Other sources and uses of capital included the following during the nine months ended September 30, 2002.

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

         In May 2002, the Partnership sold its Property in Montgomery, Alabama to an unrelated third party for $400,000 and received net sales proceeds of approximately $398,300 (consisting of approximately $66,300 in cash and $320,000 in the form of a promissory note) resulting in a loss of $9,945 during the nine months ended September 30, 2002. The promissory note bore interest at a rate of ten percent per annum. In August 2002, the Partnership received a balloon payment which included the outstanding principal balance and accrued interest. This Property was identified for sale as of December 31, 2001. The Partnership used these sales proceeds to pay liabilities of the Partnership.

         In July 2002, the Partnership entered into an agreement with an unrelated third party to sell the Golden Corral Property in Altus, Oklahoma. In connection with the anticipated sale of the Property, the Partnership recorded a loss on disposal of discontinued operations of approximately $76,600 during the quarter and six months ended June 30, 2002. In September 2002, the Partnership sold this property for $310,000 and received net sales proceeds of approximately $298,500. The Partnership intends to use these sales proceeds to pay liabilities of the Partnership.

         In September 2002, the Partnership sold its Red Oaks Steakhouse Property in Canton Township, Michigan, to an unrelated third party for $800,000. The Partnership received net sales proceeds of approximately $722,300 (consisting of approximately $82,300 in cash and $640,000 in the form of a promissory note) resulting in a loss on disposal of discontinued operations of approximately $80,600 during the quarter and nine months ended September 30, 2002. The Partnership intends to use these sales proceeds to pay liabilities of the Partnership.

         In connection with the sales of the Properties in Montgomery, Alabama; Altus, Oklahoma and Canton Township, Michigan, the Partnership incurred deferred, subordinated, real estate disposition fees of $45,300. Payment of the real estate disposition fees is subordinated to the receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions.

         Currently, rental income from the Partnership's Properties and any net sales proceeds from the sales of Properties are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 2002, the Partnership had $1,272,534 invested in such short-term investments, as compared to $1,242,931 at December 31, 2001. The funds remaining at September 30, 2002, after payment distributions and other liabilities, will be used to meet the Partnership's working capital needs.

Short Term Liquidity

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will generate net cash flow in excess of operating expenses.

         The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

         Total liabilities of the Partnership, including distributions payable, were $605,087 at September 30, 2002, as compared to $595,264 at December 31, 2001. The net change in liabilities was due to an increase in amounts due to related parties at September 30, 2002, as compared to December 31, 2001, partially offset by a decrease in distributions payable to the limited partners. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current cash from operations, and for the nine months ended September 30, 2002, the net sales proceeds from the 2001 sale of the Property in Washington, Illinois and the liquidating distribution received from Titusville Joint Venture, and for the nine months ended September 30, 2001, the net sales proceeds from the 2001 sale of the Property in Schererville, Indiana, the
Partnership declared distributions to limited partners of $1,725,000 and $1,962,500 for the nine months ended September 30, 2002 and 2001, respectively, ($375,000 and $1,087,500 for the quarters ended September 30, 2002 and 2001, respectively). This represents distributions of $34.50 and $39.25 per unit for the nine months ended September 30, 2002 and 2001, respectively, ($7.50 and $21.75 per unit for each applicable quarter). Distributions for the nine months ended September 30, 2002 included a special distribution of $600,000 as a result of the distribution of the net sales proceeds from the 2001 sale of the Property in Washington, Illinois and the liquidating distribution received from Titusville Joint Venture. Distributions for the nine months ended September 30, 2001 included a special distribution of $650,000 as a result of the distribution of the net sales proceeds from the 2001 sale of the Property in Schererville, Indiana. These amounts were applied to the limited partner's unpaid cumulative 10% Preferred Return. As a result of the sale of several Properties in 2002 and 2001, the Partnership's total revenue was reduced and is expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses remained and are expected to remain fixed. Therefore, distributions of net cash flow were adjusted commencing during the quarter ended March 31, 2002. No distributions were made to the general partners for the quarters and nine months ended September 30, 2002 and 2001. No amounts distributed to the limited partners for the nine months ended September 30, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $830,556 for the nine months ended September 30, 2002, as compared to $1,079,444 for the nine months ended September 30, 2001, of which $263,507 and $343,119 were earned during the third quarter of 2002 and 2001, respectively. Rental revenues decreased during the quarter and nine months ended September 30, 2002, as compared to the same periods of 2001, partially as a result of the sales of several Properties during 2001 and 2002. Rental revenues are expected to remain at reduced amounts due to the fact that the Partnership used the majority of these net sales proceeds to pay liabilities of the Partnership and to make distributions to the limited partners.

         The decrease in rental revenues during the quarter and nine months ended September 30, 2002, as compared to the same periods of 2001, was also partially due to the fact that in 2002, one of the Partnership's tenants, Houlihan's, Inc. filed for bankruptcy, ceased rental payments and rejected the one lease it had with the Partnership. As a result of the rejected lease, the Partnership stopped recording rental revenue relating to this Property. The Partnership will not recognize any rental revenues from this vacant Property until the Property is re-leased or sold, and the proceeds are reinvested in an additional Property. The lost revenues resulting from the rejected lease will have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Property in a timely manner. The general partners are currently seeking a replacement tenant for the vacant Property.

         During the nine months ended September 30, 2002 and 2001, the Partnership also earned $53,340 and $89,031, respectively, in contingent rental income, of which $20,834 and $1,134 were earned during the quarters ended September 30, 2002 and 2001, respectively. The decrease in contingent rental income during the nine months ended September 30, 2002, and the increase in contingent rental income during the quarter ended September 30, 2002, was primarily due to the fact that in accordance with Staff Accounting Bulletin No. 101, the Partnership recognized certain percentage rental income amounts when certain defined thresholds were met.

         In August 2002, the lease for the Property in Witchita, Kansas, which was scheduled to expire in November 2002, was terminated by the Partnership and the tenant. The Partnership re-leased this Property to a new tenant with terms substantially the same as the Partnership's other leases. In June 2001, the lease for the Property in Washington, Illinois, which was scheduled to expire in November 2002, was terminated by the Partnership and the tenant. The Partnership re-leased this Property to a new tenant with terms substantially the same as the Partnership's other leases. In addition, in September 2001, the Partnership sold its Property in Schererville, Indiana and released the tenant from further obligation under its lease. In connection with these transactions, during the nine months ended September 30, 2002 and 2001, the Partnership received approximately $8,000 and $80,000, respectively, in lease termination income in consideration for the Partnership releasing the tenants from their obligations under each lease.

         During the nine months ended September 30, 2002, two lessees of the Partnership, IHOP Properties, Inc., and Golden Corral Corporation, each contributed more than 10% of the Partnership's total rental revenues (including rental revenues from the Partnership's consolidated joint venture and the Partnership's share of rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that, based on the minimum rental payments required by the leases, IHOP Properties, Inc. will continue to contribute more than 10% of the Partnership's total rental revenues. In addition, five restaurant chains, IHOP, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), KFC, Taco Bell, and Pizza Hut, each accounted for more than 10% of the Partnership's total rental revenues, (including rental revenues from the Partnership's consolidated joint venture and the Partnership's share of the rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that these five restaurant chains, each will continue to account for more than 10% of total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or any of these restaurant chains could materially affect the Partnership's income, if the Partnership is not able to re-lease these Properties in a timely manner.

         During the nine months ended September 30, 2002 and 2001, the Partnership earned $155,266 and $107,098, respectively, attributable to net income earned by unconsolidated joint ventures, $52,707 and $37,865 of which was earned during the quarters ended September 30, 2002 and 2001. Net income earned by unconsolidated joint ventures was lower during the quarter and nine months ended September 30, 2001, as compared to the same periods of 2002 primarily due to the fact that during the nine months ended September 30, 2001, Titusville Joint Venture (in which the Partnership owned a 73.4% interest) recorded a provision for write-down of assets of approximately $38,300. The Property owned by the joint venture became vacant during 1997. Titusville Joint Venture had previously recorded a provision for write-down of assets relating to this Property. The increase in the provision during 2001 represented the difference between the Property's carrying value and its fair value. In January 2002, Titusville Joint Venture sold its Property, to an unrelated third party for $180,000 and received net sales proceeds of approximately $165,600 resulting in a gain of approximately $4,900 to the joint venture. The Partnership and the joint venture partner dissolved the joint venture in accordance with the joint venture agreement and the Partnership received approximately $106,500 representing its pro rata share of the joint venture's liquidating distribution. No gain or loss was recorded relating to the dissolution of the joint venture. The Partnership used these proceeds to pay liabilities of the Partnership and make distributions, as described above in "Capital Resources."

         Operating expenses, including depreciation expense and provision for write-down of assets, were $435,544 and $417,253 for the nine months ended
September 30, 2002 and 2001, respectively, of which $113,142 and $130,450 were incurred during the quarters ended September 30, 2002 and 2001. The increase in operating expenses during the nine months ended September 30, 2002, as compared to the same period of 2001, was partially due to the fact that during the nine months ended September 30, 2002, the Partnership recorded a provision for write-down of assets of $46,355 relating to the Property in Fayetteville, North Carolina. The provision represented the difference between the carrying value of the Property and its fair value. In January, the tenant of this property, Houlihan's, Inc., filed for bankruptcy and rejected the one lease it had with the Partnership, as described above. During the quarter and nine months ended September 30, 2001, the Partnership recorded a provision for write-down of assets of $38,721 relating to the Property in Montgomery, Alabama. During 2001, the tenant of this Property experienced financial difficulties and ceased making rental payments. The provision represented the difference between the carrying value of the Property and its fair value. In May 2002, the Partnership sold this Property, as described above in "Capital Resources."

         The increase in operating expenses was also partially due to the fact that the Partnership incurred Property expenses, such as legal fees, real estate taxes, insurance, and maintenance relating to the Properties in Montgomery, Alabama and Fayetteville, North Carolina. In May 2002, the Partnership sold the Property in Montgomery, Alabama, as described above in "Capital Resources." The general partners anticipate that the Partnership will continue to incur these expenses related to the vacant Property in Fayetteville, North Carolina until such time as the Partnership executes a new lease for the Property or until the Partnership sells the Property. The general partners are currently seeking a new tenant for this Property. In addition, the increase in operating expenses during the nine months ended September 30, 2002, was partially due to an increase in the amount of state tax expense relating to certain states in which the Partnership conducts business. The increase in operating expenses during the nine months ended September 30, 2002, as compared to the same period of 2001, was partially offset by a decrease in depreciation expense during the quarter and nine months ended September 30, 2002, as a result of the sales of Properties during 2001 and 2002.

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

         During the nine months ended September 30, 2002, the Partnership identified and sold two Properties that met the criteria of this standard and were classified as Discontinued Operations in the accompanying financial statements. The Partnership intends to use these sales proceeds to pay liabilities of the Partnership.

         As a result of the sale of the Property in Montgomery, Alabama, the Partnership recognized a loss on sale of assets of $9,945 during the nine months ended September 30, 2002, as described above in "Capital Resources." This Property had been identified for sale as of December 31, 2001. As a result of the 2001 sale of the Property in Schererville, Indiana, the Partnership recognized a gain of $229,029, during the quarter and nine months ended September 30, 2001.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         During the nine months ended September 30, 2002, the Partnership accepted a promissory note in connection with the sale of its Property in Canton Township, Michigan. The general partners believe that the estimated fair value of the mortgage note at September 30, 2002 approximated the outstanding principal amounts. The Partnership is exposed to equity loss in the event of changes in interest rates. The following table presents the expected cash flows of principal that are sensitive to these changes.

                                                   Mortgage Note
                                                     Fixed Rate
                                                 -------------------

                        2002                           $    640,000
                        2003                                     --
                        2004                                     --
                        2005                                     --
                        2006                                     --
                        Thereafter                               --
                                                 -------------------

                                                       $    640,000
                                                 ===================


ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

         Subsequent to the above evaluation, there were no significant changes in internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                    10.5     Assignment  of  Management  Agreement  from CNL APF
                             Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit 10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002, and incorporated herein by reference.)

                    99.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C.
                             Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                    99.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C.
                             Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                    (b)      Reports on Form 8-K

                             No reports of Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 6th day of November, 2002.


                                      CNL INCOME FUND III, LTD.

                                      By:  CNL REALTY CORPORATION
                                           General Partner


                                           By:/s/ James M. Seneff, Jr.
                                              ------------------------------
                                              JAMES M. SENEFF, JR.
                                              Chief Executive Officer
                                              (Principal Executive Officer)


                                           By:/s/ Robert A. Bourne
                                              ------------------------------
                                              ROBERT A. BOURNE
                                              President and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


        I, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund III, Ltd. (the "registrant"), certify that:

        1. I have reviewed this quarterly report on Form 10-Q of the registrant;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c. presented in this quarterly report our conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all  significant  deficiencies  in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material,  that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 6, 2002


/s/ James M. Seneff, Jr.
---------------------------
James M. Seneff, Jr.
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Robert A. Bourne, President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund III, Ltd. (the "registrant") certify that:

        1. I have reviewed this quarterly report on Form 10-Q of the registrant;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c. presented in this quarterly report our conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all  significant  deficiencies  in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material,  that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 6, 2002


/s/ Robert A. Bourne
-----------------------
Robert A. Bourne
President and Treasurer

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

               10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as
                        Exhibit 10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002, and incorporated herein by reference.)

               99.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

               99.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                                  EXHIBIT 99.1

                                  EXHIBIT 99.2