Form 10-K
period 2002-12-31
CNL INCOME FUND III LTD
filed 2003-03-28
CIK 817845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes___ No X

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

         As of December 31, 1999, the Partnership owned 21 Properties directly and seven Properties indirectly through joint venture or tenancy-in-common arrangements. During 2000, the Partnership sold its Property in Plant City, Florida. During 2001, the Partnership sold its Properties in Schererville, Indiana and Washington, Illinois. During 2002, Titusville Joint Venture, in which the Partnership owned a 73.4% interest, sold its Property and the Partnership and the joint venture partner liquidated the joint venture. In addition, during 2002, the Partnership sold its Properties in Montgomery, Alabama; Altus, Oklahoma; and Canton Township, Michigan. As of December 31, 2002, the Partnership owned 15 Properties directly and six Properties indirectly through joint venture or tenancy-in-common arrangements. In February 2003, the Partnership sold its Property in Fayetteville, North Carolina. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         The Partnership holds its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under Property or joint venture purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer provide for initial terms ranging from 3 to 20 years (the average being 17 years), and expire between 2006 and 2019. Generally, leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties generally provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $23,000 to $191,900. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount, to be paid annually. In addition, some leases provide for increases in the annual base rent during the lease term.

         Generally, the leases of the Properties provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 16 of the Partnership's 21 Properties also have been granted options to purchase Properties at each Property's then fair market value, or pursuant to a formula based on the original cost of the Property, if greater, after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent firm.

         The leases generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership must first offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         In January 2002, Houlihan's Restaurant, Inc., filed for bankruptcy and rejected the one lease it has with the Partnership. In February 2003, the Partnership sold this Property to a third party. In addition, in January 2002, Paragon of Michigan, Inc. filed for bankruptcy and in February 2002, rejected the one lease it has with the Partnership. In September 2002, the Partnership sold this Property to a third party.

         In addition, the Partnership sold its Properties in Altus, Oklahoma and Montgomery, Alabama during the year ended December 31, 2002. The Partnership used the sales proceeds from the three sales during 2002 to pay liabilities of the Partnership and to make a special distribution to the Limited Partners.

Major Tenants

         During 2002, two lessees of the Partnership, Winston's GC No. 1, Inc., and IHOP Properties, Inc., each contributed more than 10% of the Partnership's total rental revenues (including rental revenues from the Partnership's consolidated joint venture and the Partnership's share of rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2002, Winston's GC No. 1, Inc. was the lessee under a lease relating to one restaurant, and IHOP Properties Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these two lessees will each continue to contribute more than 10% of the Partnership's total rental revenues in 2003. In addition, four Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), IHOP, KFC, and Taco Bell each accounted for more than 10% of the Partnership's total rental revenues in 2002 (including rental revenues from the Partnership's consolidated joint venture and the Partnership's share of the rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). In 2003, it is anticipated that these four Restaurant Chains each will continue to account for more than 10% of total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or any of these Restaurant Chains could materially affect the Partnership's income, if the Partnership is not able to re-lease these Properties in a timely manner. As of December 31, 2002, IHOP Properties, Inc. leased Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The Partnership has entered into the following joint venture and tenancy in common arrangements as of December 31, 2002:

             Entity Name                Year     Ownership               Partners                    Property
Tuscawilla Joint Venture                1987      69.07 %     Various Third Party Partners    Winter Springs, FL

CNL Income  Fund III,  Ltd.,  and CNL   1997      33.00 %     CNL Income Fund IX, Ltd.        Englewood, CO
     Income  Fund IX,  Ltd.,  Tenants
     in Common

CNL  Income  Fund  III,   Ltd.,   CNL   1997       9.84%      CNL Income Fund VII,  Ltd.      Miami, FL
     Income  Fund  VII,   Ltd.,   CNL                         CNL Income   Fund  X,   Ltd.
     Income  Fund  X,  Ltd.,  and CNL                         CNL Income Fund XIII, Ltd.
     Income Fund XIII, Ltd.,  Tenants
     in Common

CNL Income Fund II, Ltd.,  CNL Income   1998       25.87%     CNL Income Fund II, Ltd.,       Overland Park, KS
     Fund III,  Ltd.,  and CNL Income                         CNL Income Fund VI, Ltd.
     Fund VI, Ltd., Tenants in Common

RTO Joint Venture                       1998       46.88%     CNL Income Fund V, Ltd.         Orlando, FL

CNL Income  Fund III,  Ltd.,  and CNL   1999       20.00%     CNL Income Fund VI, Ltd         Baytown, TX
     Income  Fund VI,  Ltd.,  Tenants
     in Common

         Each joint venture and tenancy in common was formed to hold one Property. Each CNL Income Fund is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida. The Partnership has management control of Tuscawilla Joint Venture and shares management control equally with the affiliates of the General Partners for the other joint ventures and tenancy in common arrangements.

         The joint venture and tenancy in common arrangements provide for the Partnership and its joint venture or tenancy in common partners to share in all costs and benefits in proportion to each partner's percentage interest in the business entity. The Partnership and its partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture or tenancy in common. Net cash flow from operations is distributed to each joint venture or tenancy in common partner in accordance with its respective percentage interest in the business entity.

         Each joint venture has an initial term of 20 years and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of either joint venturer by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partner to dissolve the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         The joint venture and tenancy in common agreements restrict each party's ability to sell, transfer to assign its joint venture or tenancy in common interest without first offering it for sale to its partner, either upon such terms and conditions as to which the parties may agree or, in the event the parties cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture or tenancy in common interest.

         In January 2002, Titusville Joint Venture, in which the Partnership owned a 73.4% interest, sold its Property to a third party and received net sales proceeds of approximately $165,600, resulting in a gain of $4,900 to the joint venture. In addition, in January 2002, the Partnership and the joint venture partner liquidated Titusville Joint Venture and the Partnership received its pro rata share of the liquidation proceeds. No gain or loss was recorded relating to the liquidation.

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

Certain Management Services

         RAI Restaurants, Inc. (formerly known as CNL Restaurants XVIII, Inc.), an affiliate of the General Partners, provided certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. CNL APF Partners, LP assigned its rights in, and its obligations under, the management agreement with the Partnership to RAI Restaurants, Inc. ("Advisor") effective January 1, 2002. All of the terms and conditions of the management agreement, including the payment of fees, remained unchanged. Under this agreement, the Advisor is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices, and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay the Advisor an annual fee of one-half of one percent of Partnership assets (valued at cost) under management, not to exceed the lesser of one percent of gross rental revenues or competitive fees for comparable services. Under the management agreement, the property management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement"). In any year in which the Limited Partners have not received the 10% Preferred Return, no property management fee will be paid.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL American Properties Fund, Inc., the parent Company of the Advisor, perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2002, the Partnership owned 21 Properties. Of the 21 Properties, 15 are owned by the Partnership in fee simple, two are owned through joint venture arrangements and four are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 11,800 to 67,300 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership, either directly or indirectly through joint venture or tenancy in common arrangements, as of December 31, 2002 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed for the year ended December 31, 2002.

               State                               Number of Properties

               Alabama                                        1
               Arizona                                        1
               California                                     1
               Colorado                                       1
               Florida                                        4
               Georgia                                        1
               Kansas                                         2
               Minnesota                                      1
               Missouri                                       1
               Nebraska                                       1
               North Carolina                                 1
               Texas                                          6
                                                        --------------
               TOTAL PROPERTIES                              21
                                                        ==============

         Buildings. Each of the Properties owned by the Partnership, either directly or indirectly, through joint venture or tenancy in common arrangements, includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,900 to 7,900 square feet. Generally, all buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2002, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 31.5 and 39 years for federal income tax purposes.

         As of December 31, 2002, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures (including the Properties owned through tenancy in common arrangements) for federal income tax purposes was $10,644,779 and $7,858,323, respectively.

         The following table lists the Properties owned by the Partnership, either directly or indirectly through joint venture or tenancy in common arrangements, as of December 31, 2002 by Restaurant Chain.

                Restaurant Chain                    Number of Properties

                Burger King                                   1
                Chevy's Fresh Mex                             1
                Darryl's                                      1
                Golden Corral                                 1
                IHOP                                          4
                KFC                                           4
                Pizza Hut                                     4
                Ruby Tuesday                                  1
                Taco Bell                                     2
                Other                                         2
                                                        --------------
                TOTAL PROPERTIES                             21
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

         At December 31, 2002, 2001, 2000, 1999, and 1998, the Properties were 95%, 96%, 96%, 98% and 98%, occupied, respectively. The following is a schedule of the average rent per Property for each of the years ended December 31:

                                    2002              2001              2000              1999               1998
                                -------------     -------------    ---------------    --------------     --------------
Rental Revenues (1)(2)           $ 1,536,998       $ 1,869,205         $1,947,948       $ 1,939,767        $ 1,798,973
Properties (2)                            20                24                 26                27                 27
Average Rent per
     Property                      $  76,850         $  77,884           $ 74,921         $  71,843          $  66,629

(1) Rental revenues include the Partnership's share of rental revenues from the Properties owned through joint venture arrangements and the Properties owned through tenancy in common arrangements.

(2) Excludes Properties that were vacant at December 31, and that did not generate rental revenues during the year ended December 31.

         The following is a schedule of lease expirations for leases in place as of December 31, 2002 for the next ten years and thereafter.

                                                                                      Percentage of
               Expiration               Number            Annual Rental                Gross Annual
                  Year                of Leases              Revenues                 Rental Income
               ----------------     ---------------    ---------------------     -------------------------
               2003                             --                       --                      --
               2004                             --                       --                      --
               2005                             --                       --                      --
               2006                              2               $  126,249                  10.02%
               2007                              4                  190,856                  15.15%
               2008                              5                  370,481                  29.40%
               2009                             --                       --                      --
               2010                              1                   46,651                   3.70%
               2011                             --                       --                      --
               2012                              2                   49,351                   3.92%
               Thereafter                        6                  476,434                  37.81%
                                         ----------          ---------------           -------------
               Total (1)                        20              $ 1,260,022                 100.00%
                                         ==========          ===============           =============

(1) Excludes one Property which was vacant at December 31, 2002 and sold in February 2003.

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2002 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         IHOP Properties, Inc. leases four IHOP restaurants. The initial term of each lease is 20 years (expiring between 2017 and 2019) and the average minimum base annual rent is approximately $147,700 (ranging from approximately $120,200 to $174,300).

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


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         (a) As of March 10, 2003, there were 2,021 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2002, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 2002, the price paid for any Unit transferred pursuant to the Plan ranged from $382.50 to $475 per Unit. The price paid for any Units transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2002 and 2001 other than pursuant to the Plan, net of commissions.

                                            2002 (1)                                    2001 (1)
                                -----------------------------------        ------------------------------------
                                 High         Low         Average           High         Low         Average
                                --------    ---------    ----------        --------    ---------    -----------
    First Quarter                  $298        $ 212         $ 228            $297         $297           $297
    Second Quarter                  215          215           215             340          286            313
    Third Quarter                   323          215           237             301          263            288
    Fourth  Quarter                 181          181           181             264          264            264

(1) A total of 615 and 204 Units were transferred other than pursuant to the Plan for the years ended December 31, 2002 and 2001, respectively.

         The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 2002 and 2001, the Partnership declared cash distributions of $3,082,500 and $2,400,000, respectively, to the Limited Partners. Distributions during 2002 and 2001 included $1,600,000 and $650,000, respectively, in special distributions, as a result of the distribution of net sales proceeds from the 2002 sales of the properties in Montgomery, Alabama; Altus, Oklahoma; and Canton Township, Michigan, the liquidating distribution received from Titusville Joint Venture and the 2001 sales of the properties in Washington, Illinois and Schererville, Indiana. These amounts were applied toward the Limited Partners' cumulative 10% Preferred Return. No distributions have been made to the General Partners to date. This special distribution was effectively a return of a portion of the Limited Partners' investment, although, in accordance with the Partnership agreement, it was applied to the Limited Partners' unpaid cumulative preferred return. The reduced number of Properties for which the Partnership receives rental payments, as well as ongoing operations, reduced the Partnership's revenues. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, resulted in a decrease in cash distributions to the Limited Partners commencing during the quarters ended March 31, 2002 and December 31, 2002. No amounts distributed to the Limited Partners for the years ended December 31, 2002 and 2001, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

                                  2002               2001
                              -------------      --------------

        First Quarter            $ 975,000           $ 437,500
        Second Quarter             375,000             437,500
        Third Quarter              375,000           1,087,500
        Fourth Quarter           1,357,500             437,500

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although the General Partners, in their sole discretion, may elect to pay distributions monthly.

(b)      Not applicable.

Item 6.  Selected Financial Data

                                            2002           2001            2000            1999             1998
                                        -------------  -------------   --------------  --------------   -------------
Year ended December 31:
     Continuing Operations:
       Revenues                           $1,274,989     $1,561,515      $ 1,451,913     $ 1,509,847     $ 1,431,319
       Equity in earnings of
         unconsolidated joint
         ventures                            207,800        139,219           23,956         170,966          22,708
       Income from continuing
         operations (1)                    1,016,488        974,444        1,035,999       1,453,338       1,514,271

     Discontinued Operations (4):
       Revenues                               72,147        312,617          311,885         313,429         332,227
       Income (Loss) from
         discontinued operations (3)        (736,689 )      (56,397 )        277,433         277,333         222,612

Net income                                   279,799        918,047        1,313,432       1,730,671       1,736,883

Net income (loss) per unit:
       Continuing operations               $   20.33       $  19.49        $   20.72       $   29.06       $   30.29
       Discontinued operations                (14.73 )        (1.13 )           5.55            5.55            4.45
                                        -------------  -------------   --------------  --------------   -------------
         Total                              $   5.60       $  18.36        $   26.27       $   34.61       $   34.74
                                        =============  =============   ==============  ==============   =============

Cash distributions declared (2)           $3,082,500    $ 2,400,000      $ 2,475,000     $ 2,000,000     $ 3,477,747

Cash distributions declared per
      unit (2)                                 61.65          48.00            49.50           40.00           69.55

At December 31:
     Total assets                        $11,948,538    $13,680,116      $15,157,134     $16,472,518    $ 16,701,732
     Total partners' capital              10,154,721     12,957,422       14,439,375      15,600,943      15,870,272

(1) Income from continuing operations for the years ended December 31, 2001, 2000, 1999, and 1998, includes gains on sale of assets of $297,741, $16,855, $293,512, and $497,321, respectively, and a loss on sale of assets of $9,945 during the year ended December 31, 2002. In addition, income from continuing operations for the years ended December 31, 2001, and 1998, includes provision for write-down of assets of $553,673 and $25,821, respectively.

(2) Distributions for the years ended December 31, 2002, 2001, 2000 and 1998, include a special distribution to the Limited Partners of $1,600,000, $650,000, $600,000 and $1,477,747, respectively, as a result of the distribution of the net sales proceeds from Properties sold.

(3) Income (loss) from discontinued operations includes $647,285 and $331,304 for the years ended December 31, 2002 and 2001, respectively, from provisions for write-down of assets. Income from discontinued operations includes $113,780 for the year ended December 31, 2002 from loss on sale of discontinued operations.

(4) Certain items in prior years' financial statements have been reclassified to conform to 2002 presentation. These reclassifications had no effect on total net income. The results of operations relating to Properties that were either disposed of or were classified as held for sale as of December 31, 2002 are reported as discontinued operations. The results of operations relating to Properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on June 1, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, to be leased primarily to operators of selected national and regional fast-food Restaurant Chains. The leases generally are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $23,000 to $191,900. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some leases provide for increases in the annual base rent during the lease term. As of December 31, 2002, the Partnership owned 15
Properties directly and six Properties indirectly through joint venture or tenancy-in-common arrangements. As of December 31, 2001, the Partnership owned 18 Properties directly and seven Properties indirectly through joint venture or tenancy in common arrangements. As of December 31, 2000, the Partnership owned 20 Properties directly and seven Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities of $1,433,388, $1,747,573, and $1,617,213, during the years ended December 31, 2002, 2001, and 2000, respectively. The decrease in cash from operating activities during 2002, as compared to 2001, was primarily a result of changes in income and expenses. The increase in cash from operating activities during 2001, as compared to 2000, was the result of changes in the Partnership's working capital and changes in income and expenses.

         Other sources and uses of cash included the following during the years ended December 31, 2002, 2001, and 2000.

         During 2000, the Partnership sold its Property in Plant City, Florida, to the tenant, and received net sales proceeds of approximately $492,100, resulting in a gain of approximately $16,900. In connection with the sale of this Property, the Partnership incurred a deferred, subordinated, real estate disposition fee of $15,296. The Partnership distributed these net sales proceeds as a special distribution to the Limited Partners.

         During 2001, the Partnership sold its Properties in Schererville, Indiana and Washington, Illinois and received net sales proceeds of approximately $1,336,700, resulting in a total gain of approximately $297,700. In connection with these sales, the Partnership incurred deferred, subordinated, real estate disposition fees of $40,928, and received $60,000 from one of the former tenants in consideration of the Partnership releasing the tenant from its obligation under the terms of its lease. The Partnership distributed the net sales proceeds from these sales as special distributions to the Limited Partners, as described below.

         In January 2002, Titusville Joint Venture, in which the Partnership owned a 73.40% interest, sold its Property, which had been vacant since 1997, to a third party and received net sales proceeds of approximately $165,600 resulting in a gain of approximately $4,900 to the joint venture. The Partnership and the joint venture partner dissolved the joint venture in accordance with the joint venture agreement and the Partnership received approximately $106,500 representing its pro rata share of the joint venture's liquidating distribution. No gain or loss was recorded relating to the dissolution of the joint venture. The Partnership distributed the liquidation proceeds as a special distribution to the Limited Partners, as described below.

         In addition, during 2002, the Partnership sold its Properties in Montgomery, Alabama; Altus, Oklahoma, and Canton Township, Michigan, each to a third party and received net sales proceeds of approximately $1,419,100, resulting in a net loss of approximately $167,100 during the year ended December 31, 2002. The Property in Montgomery, Alabama was identified for sale as of December 31, 2001 and the Properties in Altus, Oklahoma and Canton Township, Michigan were identified for sale during 2002. The net sales proceeds from the sale of the Property in Montgomery, Alabama included cash and $320,000 in the form of a promissory note. The promissory note bore interest at a rate of ten percent per annum. In August 2002, the Partnership received a balloon payment which included the outstanding principal balance and accrued interest. In addition, the net sales proceeds from the sale of the Property in Canton Township, Michigan included $640,000 in the form of a promissory note. This promissory note bore interest at a rate of 10.5% per annum. In December 2002, the Partnership negotiated for an early payoff at a reduced amount and received a balloon payment which included $606,800 of the outstanding principal balance. The Partnership wrote off the accrued interest of $16,800 and remaining principal balance of $33,200. The Partnership used the sales proceeds from these three sales to make a special distribution to the Limited Partners and to pay liabilities of the Partnership

         In connection with the sales of the Properties in Montgomery, Alabama; Altus, Oklahoma and Canton Township, Michigan, the Partnership incurred deferred, subordinated, real estate disposition fees of $45,300. Payment of the real estate disposition fees is subordinated to the receipt by the Limited Partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions.

         None of the Properties owned by the Partnership, or the joint ventures or tenancy in common arrangements in which the Partnership owns an interest, are or may be encumbered. Subject to certain restrictions on borrowings from the General Partners, however, the Partnership may borrow, in the discretion of the General Partners, for the purpose of maintaining the operations of the Partnership. The Partnership will not encumber any of the Properties in connection with any borrowings or advances. The Partnership also will not borrow under circumstances which would make the Limited Partners liable to creditors of the Partnership. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending reinvestment in additional Properties, paying Partnership expenses, or making distributions to the partners. At December 31, 2002, the Partnership had $1,994,246 invested in such short-term investments as compared to $1,242,931 at December 31, 2001. The increase in cash and cash equivalents at December 31, 2002, as compared to December 31, 2001, was partially a result of the Partnership holding the net sales proceeds from the sale of the Canton Township, Michigan, as described above. As of December 31, 2002, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately one percent annually. The funds remaining at December 31, 2002, after payment of distributions and other liabilities will be used to meet the Partnership's working capital needs.

         In February 2003, the  Partnership  sold its Property in  Fayetteville,
North   Carolina,   to  a  third  party  and  received  net  sales  proceeds  of approximately $371,000, resulting in a gain of approximately $2,200.

Short-Term Liquidity

         The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.

         The Partnership's investment strategy of acquiring Properties for cash and generally leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The General Partners believe that the leases will continue to generate net cash flow in excess of operating expenses.

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

         The Partnership generally distributes cash from operations to the extent that the General Partners determine that such funds are available for distribution. Based primarily on current and anticipated future cash from operations and, for the years ended December 31, 2002, 2001, and 2000, a portion of the sales proceeds received from the sales of Properties, the Partnership declared distributions to the Limited Partners of $3,082,500, $2,400,000, and $2,475,000, for the years ended December 31, 2002, 2001, and 2000, respectively. This represents distributions of $61.65, $48.00, and $49.50, per Unit for the years ended December 31, 2002, 2001, and 2000, respectively. Distributions for 2002 included $1,600,000 in special distributions as a result of the distribution of net sales proceeds from the 2002 sales of the Properties in Montgomery, Alabama; Altus, Oklahoma; and Canton Township, Michigan, the liquidating distribution received from Titusville Joint Venture, and the 2001 sale of the Property in Washington, Illinois. Distributions for 2001 included $650,000 as a result of the distribution of the net sales proceeds from the sale of the Property in Schererville, Indiana. Distributions for 2000 included $600,000 from the sale of the Property in Plant City, Florida. These special distributions were effectively a return of a portion of the Limited Partners' investment, although, in accordance with the Partnership agreement, it was applied to the Limited Partner's unpaid cumulative 10% Preferred Return. The reduced number of Properties for which the Partnership receives rental payments, as well as ongoing operations, reduced the Partnership's revenues. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, resulted in a decrease in cash distributions to the Limited Partners during 2002 and 2001. No amounts distributed to the Limited Partners for the years ended December 31, 2002, 2001, or 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income during the years ended December 31, 2002 or 2001.

         At December 31, 2002 and 2001, the Partnership owed $10,652 and $4,211, respectively, to affiliates for operating expenses and accounting and administrative services. As of March 14, 2003, these amounts had been reimbursed to affiliates. In addition, during the years ended December 31, 2002 and 2001, the Partnership incurred $45,300 and $40,928, respectively, in real estate disposition fees due to an affiliate as a result of services provided in connection with the sale of several Properties, as described above. The payment of such fees is deferred until the Limited Partners have received the sum of their cumulative 10% Preferred Return and their adjusted capital contributions. Other liabilities, including distributions payable, were $1,426,015 at December 31, 2002, as compared to $466,279 at December 31, 2001. The increase at December 31, 2002, as compared to December 31, 2001, was primarily a result of the Partnership declaring a special distribution at December 31, 2002. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

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

         Management reviews the Partnership's Properties and investments in unconsolidated entities periodically for impairment at least once a year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment is based on the carrying amount of the Property or investment at the date it is tested for recoverability compared to the sum of the estimated future cash flows expected to result from its operation and sale through the expected holding period. If an impairment is indicated, the asset is adjusted to its estimated fair value.

         When the Partnership makes the decision to sell or commits to a plan to sell a Property within one year, its operating results are reported as discontinued operations.

Results of Operations

Comparison of year ended December 31, 2002 to year ended December 31, 2001

         Total rental revenues were $1,077,046 during the year ended December 31, 2002 as compared to $1,262,340 for the same period of 2001. Rental revenues were lower during 2002, as compared to 2001, because the Partnership sold several Properties during 2001 and 2002. Rental revenues are expected to remain at reduced amounts due to the fact that the Partnership used the majority of these net sales proceeds to pay liabilities of the Partnership and to make distributions to the Limited Partners.

         The Partnership also earned $171,047 in contingent rental income during the year ended December 31, 2002, as compared to $195,533 during the same period of 2001. The decrease in contingent rental income during 2002 was due to the Partnership deferring the recognition of certain percentage rental income until the tenants' gross sales meet certain defined thresholds.

         In August 2002, the lease for the Property in Wichita, Kansas, which was scheduled to expire in November 2002, was terminated by the Partnership and the tenant. The Partnership re-leased this Property to a new tenant with terms substantially the same as the Partnership's other leases. In June 2001, the lease for the Property in Washington, Illinois, which was scheduled to expire in November 2002, was terminated by the Partnership and the tenant. The Partnership re-leased this Property to a new tenant with terms substantially the same as the Partnership's other leases. In addition, in September 2001, the Partnership sold its Property in Schererville, Indiana and released the tenant from further obligation under its lease. In connection with these transactions, during the years ended December 31, 2002 and 2001, the Partnership received approximately $8,000 and $80,000, respectively, in lease termination income, in consideration for the Partnership releasing the tenants from their obligations under each lease.

         The Partnership recognized income of $207,800, attributable to net income from unconsolidated joint ventures in which the Partnership is a co-venturer, during the year ended December 31, 2002, as compared to $139,219 during the same period of 2001. Net income earned by unconsolidated joint ventures was lower during the year ended December 31, 2001, as compared to the same period of 2002 because during 2001, Titusville Joint Venture, in which the Partnership owned a 73.4% interest, recorded a provision for write-down of assets of approximately $38,300. The Property owned by the joint venture became vacant during 1997. Titusville Joint Venture had previously recorded a provision for write-down of assets relating to this Property. The increase in the provision during 2001 represented the difference between the Property's net carrying value and its estimated fair value. In January 2002, Titusville Joint Venture sold its Property to a third party and received net sales proceeds of approximately $165,600 resulting in a gain of approximately $4,900 to the joint venture. The Partnership and the joint venture partner dissolved the joint venture in accordance with the joint venture agreement and the Partnership received approximately $106,500 representing its pro rata share of the joint venture's liquidating distribution. No gain or loss was recorded relating to the dissolution of the joint venture. The Partnership used these proceeds to pay liabilities of the Partnership and make distributions.

         During 2002, two lessees of the Partnership, Winston's GC No. 1, Inc., and IHOP Properties, Inc., each contributed more than 10% of the Partnership's total rental revenues (including rental revenues from the Partnership's consolidated joint venture and the Partnership's share of rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2002, Winston's GC No. 1, Inc. was the lessee under a lease relating to one restaurant, and IHOP Properties Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these two lessees will each continue to contribute more than 10% of the Partnership's total rental revenues in 2003. In addition, four Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), IHOP, KFC, and Taco Bell each accounted for more than 10% of the Partnership's total rental revenues in 2002 (including rental revenues from the Partnership's consolidated joint venture and the Partnership's share of the rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). In 2003, it is anticipated that these four Restaurant Chains each will continue to account for more than 10% of total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or any of these Restaurant Chains could materially affect the Partnership's income, if the Partnership is not able to re-lease these Properties in a timely manner.

         The Partnership earned $18,916 in interest and other income during the year ended December 31, 2002, as compared to $23,642 during the same period of 2001.

         Operating expenses, including depreciation expense and provision for write-down of assets, were $439,066 for the year ended December 31, 2002, as compared to $1,006,751 for the same period of 2001. Operating expenses were higher during 2001, as compared to 2002, partially because the Partnership recorded a provision for write-down of assets of approximately $553,700 relating to the Property in Montgomery, Alabama during 2001. The tenant of this Property experienced financial difficulties and vacated the Property. The provision represented the difference between the net carrying value of the Property at December 31, 2001 and its estimated fair value. In addition, the Partnership incurred property expenses such as insurance, repairs and maintenance, legal fees and real estate taxes relating to this Property. In May 2002, the Partnership sold this Property. In addition, operating expenses were lower during 2002, as compared to 2001, because depreciation was lower as a result of the sale of several Properties during 2001 and 2002. The decrease in operating expenses during the year ended December 31, 2002 was partially offset by an increase in the amount of state tax expense relating to certain states in which the Partnership conducts business. As a result of Property sales during 2002 and 2001 the Partnership recognized a loss on sale of assets of $9,945 and a gain on sale of assets of $297,741, during the years ended December 31, 2002, and 2001, respectively. These Properties had been identified for sale as of December 31, 2001.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its estimated fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         During the year ended December 31, 2002, the Partnership identified three Properties that met the criteria of this standard and were classified as Discontinued Operations in the accompanying financial statements. In July 2002, the Partnership entered into an agreement with a third party to sell its Property in Altus, Oklahoma. In connection with the anticipated sale of the Property, the Partnership recorded a provision for write-down of assets of approximately $79,700 during the year ended December 31, 2002. In September 2002, the Partnership sold this Property and its Property in Canton Township, Michigan, to a third party resulting in a loss on disposal of discontinued operations of approximately $80,600 during the year ended December 31, 2002. The Partnership accepted a mortgage note receivable relating to the sale of the Property in Canton Township, Michigan. In December 2002, when the Partnership negotiated for an early payoff at a reduced amount and received a balloon payment, the Partnership wrote off the accrued interest of $16,800 and remaining principal balance of $33,200, which the Partnership recorded as an additional loss on disposal of discontinued operations of as of December 31, 2002. In December 2002, the Partnership entered into an agreement with a third party to sell its Property in Fayetteville, North Carolina. As a result, the Partnership reclassified the asset from real estate properties with operating leases to real estate held for sale. The reclassified asset was recorded at the lower of its carrying amount or fair value, less cost to sell. In addition, the Partnership stopped recording depreciation once the Property was placed up for sale. In connection with the anticipated sale of the Property, the Partnership recorded a provision for write-down of assets of approximately $567,600 during the year ended December 31, 2002. The Partnership had recorded provisions for write-down of assets in previous years, including approximately $331,300 during the year ended December 31, 2001. The provisions represented the difference between each Property's net carrying value and its estimated fair value. The financial results for these three Properties are reflected as Discontinued Operations in the accompanying financial statements. The Partnership used the sales proceeds from the sale of the Properties in Altus, Oklahoma and Canton Township, Michigan to make a special distribution to the Limited Partners and to pay liabilities of the Partnership. In February 2003, the Partnership sold the Property in
Fayetteville, North Carolina. The Partnership intends to use these sales proceeds to pay liabilities of the Partnership.

Comparison of year ended December 31, 2001 to year ended December 31, 2000

         Total rental revenues were $1,262,340 during the year ended December 31, 2001 as compared to $1,343,808 for the same period of 2000. Rental revenues were lower during 2001, as compared to 2000, because the Partnership sold several Properties during 2001 and 2000. In addition, rental revenues were lower during 2001, because the tenant of the Property in Montgomery, Alabama experienced financial difficulties and as a result the Partnership stopped recording rental revenues. In May 2002 the Partnership sold this Property.

         The Partnership also earned $195,533, in contingent rental income during the year ended December 31, 2001, as compared to $67,909 during the same period of 2000. Contingent rental income was higher during 2001, as compared to 2000, because of an increase in gross sales of certain restaurant Properties requiring the payment of contingent rental income.

         During the year ended December 31, 2001, the Partnership received approximately $80,000 in lease termination income, in consideration for the Partnership releasing the tenant of the Property in Washington, Illinois, from its obligations under its lease, as described above.

         The Partnership recognized income of $139,219, attributable to net income from unconsolidated joint ventures in which the Partnership is a co-venturer during the year ended December 31, 2001, as compared to $23,956 during the same period of 2000. During 1997, the operator of the Property owned by Titusville Joint Venture, in which the Partnership owns a 73.4% interest, vacated the Property and ceased operations. During 2001 and 2000, Titusville Joint Venture recorded a provision for write-down of assets for its Property of approximately $73,600 and $227,100, respectively. The provisions represented the difference between the Property's net carrying value and its estimated fair value. In January 2002, Titusville Joint Venture sold its Property, as described above.

         The Partnership earned $23,642 in interest and other income during the year ended December 31, 2001, as compared to $40,196 during the same period of 2000. Interest and other income were lower during 2001 primarily due to a decrease in the average cash balances during 2001 as a result of the special distributions.

         Operating expenses, including depreciation expense and provision for write-down of assets, were $1,006,751, for the year ended December 31, 2001, as compared to $439,351 during the same period of 2000. Operating expenses were higher during 2001, as compared to 2000, because the Partnership recorded a provision for write-down of assets of approximately $553,700 during the year ended December 31, 2001, relating to the Property in Montgomery, Alabama, as described above. Operating expenses were also higher during 2001 due to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties. During 2000, the Partnership incurred $27,320 in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with APF. On March 1, 2000, the merger discussions were terminated.

         As a result of the Properties sales during 2001 and 2000 the Partnership recognized a gain on sale of assets of $297,741 and $16,855, during the years ended December 31, 2001 and 2000, respectively.

         The restaurant industry has been relatively resilient during this volatile time with steady performance during 2002. However, the industry remains in a state of cautious optimism. Restaurant operators expect their business to be better in 2003, according to a nationwide survey conducted by the National Restaurant Association, but are concerned by the budget deficits being experienced by many states and the potential of new taxes on the industry to alleviate the situation.

         The Partnership's leases as of December 31, 2002 are generally triple-net leases and, in general, contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on the results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interests entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Management believes adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or Properties held with affiliates of the General Partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.


Item 8.  Financial Statements and Supplementary Data

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)



                                    CONTENTS






                                                                  Page

Report of Independent Certified Public Accountants                 18

Financial Statements:

     Balance Sheets                                                19

     Statements of Income                                          20

     Statements of Partners' Capital                               21

     Statements of Cash Flows                                      22-23

     Notes to Financial Statements                                 24-37

               Report of Independent Certified Public Accountants




To the Partners
CNL Income Fund III, Ltd.


In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund III, Ltd. (a Florida limited partnership) at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As  described in Note 1 to the  financial  statements,  on January 1, 2002,  the
Partnership   adopted  Statement  of  Financial   Accounting  Standard  No.  144
"Accounting for the Impairment or Disposal of Long-Lived Assets."




/s/ PricewaterhouseCoopers LLP

Orlando, Florida
January 31, 2003, except for Note 12, for which the date is February 10, 2003

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                         December 31,
                                                                                 2002                        2001
                                                                           ------------------           ----------------
                          ASSETS

Real estate properties with operating leases, net                               $  7,362,460               $  7,692,179
Net investment in direct financing leases                                                 --                    279,721
Real estate held for sale                                                            368,737                  2,125,155
Investment in joint ventures                                                       2,084,178                  2,196,170
Cash and cash equivalents                                                          1,994,246                  1,242,931
Receivables, less allowance for doubtful
    accounts of $28,216 in 2001                                                       10,165                     27,528
Due from related parties                                                                  30                      9,754
Accrued rental income                                                                 95,861                     74,755
Other assets                                                                          32,861                     31,923
                                                                           ------------------           ----------------

                                                                               $  11,948,538               $ 13,680,116
                                                                           ==================           ================

             LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                 $    21,199                 $   12,786
Real estate taxes payable                                                             11,892                     12,050
Distributions payable                                                              1,357,500                    437,500
Due to related parties                                                               243,170                    128,985
Rents paid in advance and deposits                                                    35,424                      3,943
                                                                           ------------------           ----------------
        Total liabilities                                                          1,669,185                    595,264

Minority interest                                                                    124,632                    127,430

Partners' capital                                                                 10,154,721                 12,957,422
                                                                           ------------------           ----------------

                                                                               $  11,948,538               $ 13,680,116
                                                                           ==================           ================

                See accompanying notes to financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                               Year Ended December 31,
                                                                       2002                 2001                  2000
                                                                   --------------       --------------        --------------
Revenues:
    Rental income from operating leases                              $ 1,060,789          $ 1,221,725           $ 1,284,989
    Earned income from direct financing leases                            16,257               40,615                58,819
    Contingent rental income                                             171,047              195,533                67,909
    Lease termination income                                               7,980               80,000                    --
    Interest and other income                                             18,916               23,642                40,196
                                                                   --------------       --------------        --------------
                                                                       1,274,989            1,561,515             1,451,913
                                                                   --------------       --------------        --------------
Expenses:
    General operating and administrative                                 186,618              193,031               135,678
    Property expenses                                                     19,425               10,749                12,539
    State and other taxes                                                 24,322               14,395                11,645
    Depreciation                                                         208,701              234,903               252,169
    Provisions for write-down of assets                                       --              553,673                    --
    Transaction costs                                                         --                   --                27,320
                                                                   --------------       --------------        --------------
                                                                         439,066            1,006,751               439,351
                                                                   --------------       --------------        --------------

Income before Gain (Loss) on Sale of Assets, Minority
    Interest in Income of Consolidated Joint Venture, and
    Equity in Earnings of Unconsolidated Joint Ventures                  835,923              554,764             1,012,562

Gain (Loss) on Sale of Assets                                             (9,945 )            297,741                16,855

Minority Interest in Income of Consolidated Joint Venture                (17,290 )            (17,280 )             (17,374 )

Equity in Earnings of Unconsolidated Joint Ventures                      207,800              139,219                23,956
                                                                   --------------       --------------        --------------

Income from Continuing Operations                                      1,016,488              974,444             1,035,999
                                                                   --------------       --------------        --------------

Discontinued Operations (Note 6):
    Income from discontinued operations                                 (622,909 )            (56,397 )             277,433
    Loss on disposal of discontinued operations                         (113,780 )                 --                    --
                                                                   --------------       --------------        --------------
                                                                        (736,689 )            (56,397 )             277,433
                                                                   --------------       --------------        --------------

Net Income                                                            $  279,799           $  918,047           $ 1,313,432
                                                                   ==============       ==============        ==============

Income (Loss) Per Limited Partner Unit
    Continuing Operations                                              $   20.33            $   19.49             $   20.72
    Discontinued Operations                                               (14.73 )              (1.13 )                5.55
                                                                   --------------       --------------        --------------

    Total                                                              $    5.60            $   18.36             $   26.27
                                                                   ==============       ==============        ==============

Weighted Average Number of Limited Partner Units
    Outstanding                                                           50,000               50,000                50,000
                                                                   ==============       ==============        ==============

                See accompanying notes to financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2002, 2001, and 2000


                                         General Partners                                Limited Partners
                                 ------------------------------    ---------------------------------------------------------------
                                                  Accumulated                                        Accumulated    Syndication
                                 Contributions    Earnings          Contributions   Distributions    Earnings         Costs
                                 --------------   -------------   ----------------  -------------   ------------   ------------
Balance, December 31, 1999         $  161,500      $  209,871      $ 25,000,000     $  (28,627,387 )  $ 21,721,857   $(2,864,898 )

    Distributions to limited
      partners ($49.50 per
      limited partner unit)                 --             --                --         (2,475,000 )            --            --
    Net income                              --             --                --                 --       1,313,432            --
                                   ------------   --------------   ---------------   ---------------- ------------  -------------

Balance, December 31, 2000             161,500        209,871        25,000,000        (31,102,387 )    23,035,289    (2,864,898 )

    Distributions to limited
      partners ($48.00 per
      limited partner unit)                 --             --                --         (2,400,000 )            --            --
    Net income                              --             --                --                 --         918,047            --
                                   ------------   --------------   ---------------   ----------------  -----------  -------------

Balance, December 31, 2001             161,500        209,871        25,000,000        (33,502,387 )    23,953,336    (2,864,898 )

    Distributions to limited
      partners ($61.65 per
      limited partner unit)                 --             --                --         (3,082,500 )            --            --
    Net income                              --             --                --                 --         279,799            --
                                   ------------   --------------  ---------------   ----------------  ------------- --------------

Balance, December 31, 2002         $   161,500     $  209,871      $ 25,000,000      $ (36,584,887 ) $  24,233,135  $ (2,864,898 )
                                   ============   =============   ===============   ================ ============== ==============

                 See accompanying notes to financial statements.


------------

    Total
-------------

 $  15,600,943



    (2,475,000 )
     1,313,432
  -------------

    14,439,375



    (2,400,000 )
       918,047
   -------------

    12,957,422



    (3,082,500 )
       279,799
   -------------

   $10,154,721
   =============

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                               Year Ended December 31,
                                                                        2002               2001             2000
                                                                   ---------------    ---------------   ---------------
Increase (Decrease) in Cash and Cash Equivalents
      Cash Flows From Operating Activities:
      Net income                                                      $   279,799         $  918,047      $ 1,313,432
                                                                   ---------------    ---------------   ---------------
      Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation                                                    239,520            269,355          286,621
          Amortization of investment in direct financing
             leases                                                         6,634             20,457           18,870
          Minority interest in income of consolidated joint
             venture                                                       17,290             17,280           17,374
          Equity in earnings of unconsolidated joint
             ventures, net of distributions                                15,195             38,911          182,955
          Loss (Gain) on sale of assets                                   123,725           (297,741 )        (16,855   )
          Provision for write-down of assets                              647,285            884,977               --
          Decrease (increase) in receivables                               17,363            (21,748 )         (5,122  )
          Decrease (increase) in due from related parties                      --              6,956          (14,410  )
          Decrease (increase) in accrued rental income                    (21,106 )          (57,270 )        (63,505  )
          Decrease in other assets                                           (938 )            1,553            1,774
          Increase (decrease) in accounts payable and real
             estate taxes payable                                           8,255               (142 )        (64,141  )
          Decrease in due to related parties                               68,885             (4,496 )        (44,524  )
          Increase (decrease) in rents paid in advance and
             deposits                                                      31,481            (28,566 )          4,744
                                                                   ---------------    ---------------   ---------------
               Total adjustments                                        1,153,589            829,526          303,781
                                                                   ---------------    ---------------   ---------------

Net Cash Provided by Operating Activities                               1,433,388          1,747,573        1,617,213
                                                                   ---------------    ---------------   ---------------

      Cash Flows From Investing Activities:
        Additions to real estate properties with operating
          leases                                                          (25,200 )               --               --
        Collections on mortgage note receivable                           926,800                 --               --
        Proceeds from sale of assets                                      492,394          1,336,681          507,365
        Liquidating distribution from joint venture                       106,521                 --               --
                                                                   ---------------    ---------------   ---------------

          Net cash provided by investing activities                     1,500,515          1,336,681          507,365
                                                                   ---------------    ---------------   ---------------


      Cash Flows From Financing Activities:
        Distributions to limited partners                              (2,162,500 )       (2,400,000 )     (2,537,500  )
        Distributions to holder of minority interest                      (20,088 )          (20,069 )        (20,065  )
                                                                   ---------------    ---------------   ---------------

          Net cash used in financing activities                        (2,182,588 )       (2,420,069 )     (2,557,565  )
                                                                   ---------------    ---------------   ---------------

Net Increase (Decrease) in Cash and Cash
    Equivalents                                                           751,315            664,185         (432,987  )

Cash and Cash Equivalents at Beginning of Year                          1,242,931            578,746        1,011,733
                                                                   ---------------    ---------------   ---------------

Cash and Cash Equivalents at End of Year                             $  1,994,246        $ 1,242,931       $  578,746
                                                                   ===============    ===============   ===============

                See accompanying notes to financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                Year Ended December 31,
                                                                        2002             2001            2000
                                                                    --------------   -------------   --------------
Supplemental Schedule on Non-Cash Investing and
    Financing Activities

      Deferred real estate disposition fee incurred and
        unpaid at end of year                                          $   45,300       $  40,928        $  15,296
                                                                    ==============   =============   ==============

      Mortgage note accepted in exchange for sale of assets            $  960,000         $    --           $   --
                                                                    ==============   =============   ==============

      Distributions declared and unpaid at end of year                $ 1,357,500      $  437,500        $ 437,500
                                                                    ==============   =============   ==============

                See accompanying notes to financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


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

         Real Estate and Lease Accounting - The Partnership records the acquisitions of real estate properties at cost, including acquisition and closing costs. The real estate properties are leased to third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. During the years ended December 31, 2002, 2001, and 2000, tenants paid directly to real estate taxing authorities approximately $120,600, $139,800, and $170,800, respectively, in real estate taxes in accordance with the terms of their triple net leases with the Partnership.

         The leases of the Partnership provide for base minimum annual rental payments payable in monthly installments. In addition, certain leases provide for contingent rental revenues based on the tenants' gross sales in excess of a specified threshold. The partnership defers recognition of the contingent rental revenues until the defined thresholds are met. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

                  Direct financing method - Leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portion of these leases are operating leases.

                  Operating method - Real estate property leases accounted for using the operating method are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives of 30 years. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the property is placed in service.

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

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


1.       Significant Accounting Policies - Continued:

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to their estimated fair value.

         When the collection of amounts recorded as rental or other income is considered to be doubtful, a provision is made to increase the allowance for doubtful accounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

         Investment in Joint Ventures - The Partnership accounts for its 69.07% interest in Tuscawilla Joint Venture using the consolidation method. Minority interest represents the minority joint venture partners' proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

         The Partnership's investments in RTO Joint Venture, and a property in each of Englewood, Colorado, Miami, Florida, Overland Park, Kansas, and Baytown, Texas held as tenants-in-common with affiliates of the general partners, are accounted for using the equity method since each joint venture or tenancy in common agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

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

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


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

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 2002 presentation, including a change in presentation of the statement of cash flows from the direct to the indirect method. These reclassifications had no effect on partners' capital, net income or cash flows.

         Statement  of  Financial  Accounting  Standards  No. 144 ("FAS  144") -
         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its estimated fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         FASB  Interpretation  No. 46 ("FIN 46") - In January 2003,  FASB issued
         FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interests entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Management believes adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


2.       Real Estate Properties with Operating Leases:

         Real estate properties with operating leases consisted of the following at December 31:

                                                   2002             2001
                                              ----------------  --------------

              Land                              $   3,781,959   $   3,902,977
              Buildings                             6,178,603       6,178,603
                                              ----------------  --------------
                                                    9,960,562      10,081,580

              Less accumulated depreciation        (2,598,102 )    (2,389,401 )
                                              ----------------  --------------

                                                $   7,362,460   $   7,692,179
                                              ================  ==============

         During the year ended December 31, 2001, the Partnership recorded a provision for write-down of assets of approximately $244,700 relating to the property located in Montgomery, Alabama, the building portion of which is classified as a direct financing lease. The tenant of this property experienced financial difficulties and vacated the property. The provision represented the difference between the net carrying value of the property at December 31, 2001 and its estimated fair value. In May 2002, the Partnership sold this property to a third party for $400,000. The Partnership received net sales proceeds of approximately $398,300 (consisting of approximately $66,300 in cash and $320,000 in the form of a promissory note) resulting in a loss of $9,945 during the year ended December 31, 2002. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $12,000. This property was identified for sale as of December 31, 2001.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2002:

                         2003                               $    1,008,102
                         2004                                    1,010,322
                         2005                                    1,021,423
                         2006                                      938,777
                         2007                                      896,446
                         Thereafter                              3,073,615
                                                      ---------------------

                                                            $    7,948,685
                                                      =====================

3.       Net Investment in Direct Financing Leases:

         The following lists the components of net investment in direct financing leases at December 31:

                                                            2002           2001
                                                        -----------    -------------
            Minimum lease payments receivable             $     --      $   840,786
            Estimated residual value                            --          153,230
            Less unearned income                                --         (714,295 )
                                                        -----------    -------------

            Net investment in direct financing leases     $     --      $   279,721
                                                        ===========    =============


                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


3.       Net Investment in Direct Financing Leases - Continued:

         During the year ended December 31, 2001 the Partnership recorded a provision of $308,972 for impairment of the carrying value of the property in Montgomery, Alabama, because the tenant of this property experienced financial difficulties and vacated the property. The provision represented the difference between the property's net carrying value at December 31, 2001 and its estimated fair value. In May 2002, the Partnership sold this property to a third party. In connection with the sale, the gross investment (minimum lease payments receivable and the estimated residual value) and unearned income relating to the building were removed from the accounts and the loss from the sale of the property was reflected in operating results.

4.       Mortgage Notes Receivable:

         In connection with the sale of its property in Montgomery, Alabama, the Partnership accepted a promissory note in the principal sum of $320,000, collateralized by a mortgage on the property. The promissory note bore interest at a rate of ten percent per annum. In August 2002, the Partnership received a balloon payment which included the outstanding principal balance and accrued interest.

         In connection with the sale of its property in Canton Township, Michigan, the Partnership accepted a promissory note in the principal sum of $640,000, collateralized by a mortgage on the property. The promissory note bore interest at a rate of 10.5% per annum. In December 2002, the Partnership negotiated for an early payoff at a reduced amount and received a balloon payment which included $606,800 of the outstanding principal balance. The Partnership wrote off the accrued interest of $16,800 and remaining principal balance of $33,200.

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

         In January 2002, Titusville Joint Venture, in which the Partnership owned a 73.4% interest, sold its property, which had been vacant since 1997, to a third party and received net sales proceeds of approximately $165,600, resulting in a gain of approximately $4,900 to the joint venture. The Partnership and the joint venture partner dissolved the joint venture and the Partnership received approximately $106,500 representing its pro rata share of the joint venture's liquidating distribution. No gain or loss was recorded relating to the dissolution of the joint venture. This property was identified for sale as of December 31, 2001.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    Years Ended December 31, 2002, 2001, 2000


5.       Investment in Joint Ventures - Continued:

         As of December 31, 2002, RTO Joint Venture, and the Partnership and affiliates, as tenants-in-common in four separate tenancy-in-common arrangements, each owned and leased one property to operators of national fast-food or family-style restaurants. The following presents the combined, condensed financial information for these joint venture and tenancy in common arrangements at:

                                                                      December 31,               December 31,
                                                                          2002                       2001
                                                                      --------------            ---------------
              Real estate properties with operating
                  leases, net                                           $ 4,174,084               $  4,233,200
              Net investment in direct financing
                  Leases                                                  3,318,332                  3,347,560
              Cash                                                           21,217                      9,615
              Receivables                                                        --                     67,370
              Accrued rental income                                         378,316                    316,362
              Other assets                                                      122                      1,189
              Liabilities                                                    28,002                     26,301
              Partners' capital                                           7,864,069                  7,948,995

                                                                          Years ended December 31,
                                                                2002               2001              2000
                                                            --------------    ----------------  ---------------

              Revenues                                         $  824,515          $  874,954      $   852,871
              Expenses                                            (74,104 )           (68,292 )        (65,960 )
                                                            --------------    ----------------  ---------------

              Net income                                       $  750,411          $  806,662      $   786,911
                                                            ==============    ================  ===============

         The Partnership recognized income of $207,800, $139,219, and $23,956, for the years ended December 31, 2002, 2001, and 2000, respectively, from these joint ventures and properties held as tenants in common.

6.       Discontinued Operations:

         In July 2002,  the  Partnership  entered into an agreement with a third party to sell the Golden Corral property in Altus, Oklahoma. In connection with the anticipated sale of the property, the Partnership recorded a provision for write-down of assets of approximately $79,700 during the quarter ended June 30, 2002. In September 2002, the
         Partnership sold this property and received net sales proceeds of approximately $298,500. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $9,300.

         In September 2002, the Partnership sold its Red Oaks Steakhouse property in Canton Township, Michigan, to a third party for $800,000. The Partnership received net sales proceeds of approximately $722,300 (consisting of approximately $82,300 in cash and $640,000 in the form of a promissory note), resulting in a loss on disposal of discontinued operations of approximately $80,600 during the year ended December 31, 2002. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $24,000. The Partnership accepted a mortgage note receivable relating to the sale of this property. In December 2002, when the Partnership negotiated for an early payoff at a reduced amount and received a balloon payment, the Partnership wrote off the accrued interest of $16,800 and remaining principal balance of $33,200.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    Years Ended December 31, 2002, 2001, 2000


6.       Discontinued Operations - Continued:

         In December 2002, the Partnership entered into an agreement with a third party to sell its property in Fayetteville, North Carolina. As a result, the Partnership reclassified the asset from land and building on operating leases to real estate held for sale. The reclassified asset was recorded at the lower of its carrying amount or fair value, less cost to sell. In addition, the Partnership stopped recording depreciation once the property was placed up for sale. In connection with the anticipated sale of the property, the Partnership recorded a provision for write-down of assets of approximately $567,600 during the quarter ended December 31, 2002. The Partnership had recorded provisions for write-down of assets in previous years, including approximately $331,300 during the year ended December 31, 2001 relating to this property. The provisions represented the difference between the property's net carrying value and its then estimated fair value. The financial results for these three properties are reflected as Discontinued Operations in the accompanying financial statements.

         The operating results of the discontinued operations for the above properties are as follows:

                                                                    Year Ended December 31,
                                                              2002               2001               2000
                                                         ----------------  ------------------  ---------------
              Rental revenues                                 $   72,147        $    312,617      $   311,885
              Expenses                                           (47,771 )           (37,710 )        (34,452 )
              Provision for write-down of assets                (647,285 )          (331,304 )             --
              Loss on disposal of assets                        (113,780 )                --               --
                                                         ----------------  ------------------  ---------------
              Income (loss) from discontinued
                    operations                               $  (736,689 )      $    (56,397 )    $   277,433
                                                         ================  ==================  ===============

7.       Allocations and Distributions:

         From inception through December 31, 1999, generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99% to the limited partners and one percent to the general partners. From inception through December 31, 1999, distributions of net cash flow were made 99% to the limited partners and one percent to the general partners. However, the one percent of net cash flow distributed to the general partners was subordinated to receipt by the limited partners of an aggregate, 10%, noncumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

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

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    Years Ended December 31, 2002, 2001, 2000


7.       Allocations and Distributions - Continued:

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

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partner in succeeding years. Accordingly, the general partners were not allocated any net income during the years ended December 31, 2002, 2001, and 2000.

         During the years ended December 31, 2002, 2001, and 2000, the Partnership declared distributions to the limited partners of $3,082,500, $2,400,000, and $2,475,000, respectively. Distributions for the years ended December 31, 2002, 2001, and 2000, included $1,600,000, $650,000 and $600,000, respectively in a special distribution, as a result of the distribution of net sales proceeds from the 2002 sales of the properties in Montgomery, Alabama; Altus, Oklahoma, and Canton Township, Michigan, the liquidating distribution received from
         Titusville Joint Venture, the 2001 sales of the properties in Washington, Illinois and Schererville, Indiana and the 2000 sale of the property in Plant City, Florida. These amounts were applied toward the limited partners' cumulative 10% Preferred Return. No distributions have been made to the general partners to date.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


8.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                          2002            2001            2000
                                                                      -------------   -------------   -------------
              Net income for financial reporting purposes                $ 279,799       $ 918,047    $ 1,313,432

              Effect of timing differences relating to
                  deprecation                                                3,962         (12,508 )       (10,755 )

              Provision for write-down of assets                           647,285         884,977              --

              Direct financing leases recorded as operating
                  leases for tax reporting purposes                          6,634          20,457          18,870

              Effect of timing differences relating to
                 gains/losses on real estate property sales               (467,924 )       (21,271 )        12,471

              Effect of timing differences relating to
                 equity in earnings of unconsolidated joint
                 ventures                                                 (436,140 )          (134 )       123,152

              Effect of timing differences relating to
                  allowance for doubtful accounts                          (28,216 )        28,216          (8,797 )

              Accrued rental income                                        (21,106 )       (57,270 )       (63,505 )

              Deduction of transaction costs for tax
              reporting  purposes                                               --              --        (132,882 )

              Rents paid in advance                                         12,580         (28,566 )         4,744

              Effect of timing differences relating to
              minority interest of consolidated joint venture                 (133 )          (133 )          (257 )
                                                                      -------------   -------------   -------------

              Net income (loss) for federal income tax
                  purposes                                               $  (3,259 )    $1,731,815    $ 1,256,473
                                                                      =============   =============   =============

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


9.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP, a wholly owned subsidiary of CNL American Properties Fund, Inc. ("APF") served as the Partnership's advisor until January 1, 2002, when it assigned its rights and obligations under a management agreement to RAI Restaurants, Inc. (formerly known as CNL Restaurants XVIII, Inc.). RAI Restaurants, Inc. ("the Advisor") is a wholly owned subsidiary of APF. The individual general partners are stockholders and directors of APF.

         The Advisor provides services pursuant to a management agreement with the Partnership. In connection therewith, the Partnership has agreed to pay the Advisor an annual, noncumulative, subordinated management fee of one-half of one percent of the Partnership assets under management (valued at cost) annually. The property management fee is limited to one percent of the sum of gross operating revenues from joint ventures or competitive fees for comparable services. In addition, these fees are incurred and payable only after the limited partners receive their aggregate, noncumulative 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no property management fees will be due or payable for such year. As a result of such threshold, no property management fees were incurred during the years ended December 31, 2002, 2001 and 2000.

         The Advisor is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties, based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sales. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions. During the years ended December 31, 2002, 2001 and 2000, the Partnership incurred $45,300, $40,928 and $15,296, respectively, in deferred, subordinated real estate disposition fees as a result of the Partnership's sale of the properties in Montgomery, Alabama; Altus, Oklahoma; Canton Township, Michigan; and the properties in Schererville, Indiana and Washington, Illinois and the property in Plant City, Florida, respectively.

         The Partnership's Advisor and its affiliates provided accounting and administrative services. The Partnership incurred $133,609, $130,412, and $75,583, for the years ended December 31, 2002, 2001, and 2000, respectively, for such services.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


9.       Related Party Transactions - Continued:

         The amount due to related parties consisted of the following at December 31:

                                                                           2002                  2001
                                                                      ---------------       ----------------
                 Due to the Advisor:
                     Expenditures incurred on
                       behalf of the Partnership                            $    780              $   1,761
                     Accounting and administrative
                       services                                                9,866                  2,450
                     Deferred, subordinated real
                       estate disposition fees                               170,074                124,774
                     Other                                                    62,450                     --
                                                                      ---------------       ----------------

                                                                          $  243,170             $  128,985
                                                                      ===============       ================

10.      Concentration of Credit Risk:

         The following schedule presents total rental revenues from individual lessees, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                            2002              2001               2000
                                                        --------------   ----------------    --------------
                 IHOP Properties, Inc.                      $ 279,795         $  280,071         $ 280,573
                 Winston's GC No. 1, Inc.                     204,252            261,191               N/A
                 Golden Corral Corp.                              N/A            267,273           322,038

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                            2002              2001               2000
                                                       ---------------   ----------------    --------------
                Golden Corral Family
                    Steakhouse Restaurants                  $ 320,971          $ 528,464         $ 429,016
                IHOP                                          279,795            280,071           280,573
                KFC                                           279,300            253,969           263,688
                Taco Bell                                     178,897                N/A               N/A

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

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


11.      Selected Quarterly Financial Data:

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2002 and 2001.

                  2002 Quarter              First         Second          Third         Fourth           Year
         -------------------------------  -----------  -------------   ------------  -------------  ---------------
         Continuing Operations (1):
              Revenues                     $ 311,235      $ 290,390      $ 297,673      $ 375,691      $ 1,274,989
              Equity in earnings of
                unconsolidated joint
                ventures                      50,630         51,929         52,707         52,534          207,800
              Income from continuing
                Operations (3)               222,644        221,233        247,363        325,248        1,016,488
         Discontinued Operations (1):
              Revenues                        41,974         15,342         14,831             --           72,147
              Loss from discontinued
                Operations (3)               (26,638 )      (95,960 )      (86,274 )     (527,817 )       (736,689 )

         Net Income (Loss) (3)               196,006        125,273        161,089       (202,569 )        279,799

         Net Income (Loss) per
              limited partner unit:

         Continuing operations               $  4.45       $   4.42       $   4.95       $   6.51        $   20.33
         Discontinued operations               (0.53 )        (1.92 )        (1.73 )       (10.55 )         (14.73 )
                                          -----------  -------------   ------------  -------------  ---------------

                  Total                      $  3.92       $   2.50       $   3.22      $   (4.04 )      $    5.60
                                          ===========  =============   ============  =============  ===============

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


11.      Selected Quarterly Financial Data - Continued:

                  2001 Quarter              First         Second          Third         Fourth            Year
         -------------------------------  -----------  -------------   ------------  -------------   ---------------
         Continuing Operations (1):
              Revenues                     $ 348,369      $ 414,315      $ 389,608      $ 409,223       $ 1,561,515
              Equity in earnings of
                unconsolidated joint
                ventures                      49,221         20,012         37,865         32,121           139,219
              Income (Loss) from
                continuing
                operations (2)               240,007        306,196        526,886        (98,645 )         974,444
         Discontinued operations (1):
              Revenues                        77,749         77,654         78,114         79,100           312,617
              Income (Loss) from
                discontinued
                operations (3)                68,906         69,041         69,259       (263,603 )         (56,397 )

         Net Income (Loss)                   308,913        375,237        596,145       (362,248 )         918,047

         Net Income (Loss) per
              limited partner unit:

         Continuing operations               $  4.80       $   6.12       $  10.54      $   (1.97 )       $   19.49
         Discontinued operations                1.38           1.38           1.39          (5.28 )           (1.13 )
                                          -----------  -------------   ------------  -------------   ---------------

                  Total                      $  6.18       $   7.50       $  11.93      $   (7.25 )       $   18.36
                                          ===========  =============   ============  =============   ===============

(1) Certain items in the quarterly financial data have been reclassified to conform to the 2002 presentation. This reclassification had no effect on net income. The results of operations relating to properties that were either disposed of or were classified as held for sale as of December 31, 2002 are reported as discontinued operations for all periods presented. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations.

(2) In December 2001, the Partnership recorded a provision for write-down of assets of approximately $553,700 relating to the property in Montgomery, Alabama. The tenant of this property experienced financial difficulties and vacated the property during the fourth quarter of 2001. The provision represented the difference between the net carrying value of the property and its estimated fair value. The Partnership sold this property in May 2002.

(3) In December 2001, the Partnership recorded a provision for write-down of assets of approximately $331,300 relating to the property in Fayetteville, North Carolina. In March 2002, the Partnership entered into an agreement to sell this property. Based on the pending contract, the Partnership recorded an additional provision for write-down of assets of approximately $46,300 during the quarter ended March 31, 2002. This contract was subsequently terminated and in December 2002, the Partnership entered into a new agreement to sell this property. Based on the pending contract, the Partnership recorded an additional provision for write-down of assets of approximately $521,300 during the fourth quarter of 2002.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


12.      Subsequent Event:

         In February 2003, the Partnership sold its property in Fayetteville, North Carolina, to a third party and received net sales proceeds of approximately $371,000, resulting in a gain of approximately $2,200.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL American Properties Fund, Inc. ("APF"), CNL Fund Advisors, Inc., CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 56. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of APF, a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999, and has served as co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the Partnership's advisor, until it merged with a wholly-owned subsidiary of APF in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp., all of which are engaged in the business of real estate finance. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank, an independent, state-chartered commercial bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 55. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is a Director of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc.; Director, Vice Chairman of the Board, and Treasurer , and from 1997 until June 2002 served as President, of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 47. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of CNL Fund Advisors, Inc., Mr. McWilliams served as President of APF from February 1999 until September 1999. From February 1998 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President from October 1997 until September 1999. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc., a corporation engaged in the business of real estate financing, from April 1997 until the acquisition of such entities by wholly-owned subsidiaries of APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven D. Shackelford, age 39. Mr. Shackelford was promoted to Executive Vice President of APF in June 2000. He served as Senior Vice President from September 1999 until his promotion in June 2000. Mr. Shackelford has served as Chief Financial Officer since January 1997 and has served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the General Partners, the officers of the corporate General Partner, and persons who own more than ten percent of a registered class of the Partnership's equity securities
(collectively, the "Reporting Persons"), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Reporting Persons are required by SEC regulation to furnish the Partnership with copies of all Forms 3, 4 and 5 that they file.

         Based solely on the General Partners' review of the copies of such forms the Partnership has received and written representations from certain
Reporting Persons that they were not required to file Forms 5 for the last fiscal year, the General Partners believe that all Reporting Persons complied with all filing requirements applicable to them with respect to transactions during fiscal 2002.

Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         As of March 10, 2003 no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 10, 2003 the beneficial ownership interests of the General Partners in the Registrant.

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

         The Partnership does not have any equity compensation plans.



Item 13. Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2002, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                 Type of                                                                       Amount Incurred
               Compensation                               Method of                              For the Year
              and Recipient                              Computation                       Ended December 31, 2002
   Reimbursement   to  affiliates   for      Operating  expenses are  reimbursed      Accounting   and    administrative
   operating expenses                        at the  lower of cost or 90% of the      services: $133,609
                                             prevailing     rate    at     which
                                             comparable   services   could  have
                                             been    obtained    in   the   same
                                             geographic  area.  If  the  General
                                             Partners or their  affiliates  loan
                                             funds  to  the   Partnership,   the
                                             General     Partners    or    their
                                             affiliates  will be reimbursed  for
                                             the  interest  and fees  charged to
                                             them by  unaffiliated  lenders  for
                                             such  loans.   Affiliates   of  the
                                             General  Partners from time to time
                                             incur  certain  operating  expenses
                                             on  behalf of the  Partnership  for
                                             which  the  Partnership  reimburses
                                             the affiliates without interest.

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


                 Type of                                                                       Amount Incurred
               Compensation                               Method of                              For the Year
              and Recipient                              Computation                       Ended December 31, 2002

   Deferred,  subordinated  real estate      A   deferred,   subordinated   real      $ 45,300
   disposition     fee    payable    to      estate   disposition  fee,  payable
   affiliates                                upon    sale   of   one   or   more
                                             Properties,  in an amount  equal to
                                             the  lesser  of (i)  one-half  of a
                                             competitive       real       estate
                                             commission,  or (ii) three  percent
                                             of  the   sales   price   of   such
                                             Property  or  Properties.   Payment
                                             of such fee  shall be made  only if
                                             affiliates of the General  Partners
                                             provide  a  substantial  amount  of
                                             services  in  connection  with  the
                                             sale of a  Property  or  Properties
                                             and   shall  be   subordinated   to
                                             certain   minimum  returns  to  the
                                             Limited Partners.  However,  if the
                                             net sales  proceeds are  reinvested
                                             in a replacement  property, no such
                                             real  estate  disposition  fee will
                                             be incurred until such  replacement
                                             property  is sold and the net sales
                                             proceeds are distributed.

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


                 Type of                                                                       Amount Incurred
               Compensation                               Method of                              For the Year
              and Recipient                              Computation                       Ended December 31, 2002

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



Item 14.  Controls and Procedures

         The General Partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate General Partner have evaluated the Partnership's disclosure controls and procedures within 90 days prior to the filing of this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

         Subsequent to the above evaluation, there were no significant changes in internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV


Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

1.        Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2002 and 2001

                  Statements of Income for the years ended December 31, 2002, 2001, and 2000

                  Statements of Partners' Capital for the years ended December 31, 2002, 2001, and 2000

                  Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

                  Notes to Financial Statements

2.       Financial Statement Schedule

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2002

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2002

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

           10.5 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as Exhibit 10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 10, 2001, and incorporated herein by reference.)

           10.6 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit 10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002, and incorporated herein by reference.)

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

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 2002 through December 31, 2002.

(c)      Not applicable.

(d)      Other Financial Information

         The Partnership is required to file audited financial information of its tenant, IHOP Corp., as a result of this tenant leasing more than 20% of the Partnership's total assets for the year ended December 31, 2002. IHOP Corp. is a public company and as of the date hereof, had not filed their Form 10-K; therefore, the financial statements are not available to the Partnership to include in this filing. The Partnership will file this financial information under cover of a Form 10-K/A as soon as it is available.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2003.

                                            CNL INCOME FUND III, LTD.

                                            By:      CNL REALTY CORPORATION
                                                     General Partner

                                                     /s/ Robert A. Bourne
                                                     --------------------------
                                                     ROBERT A. BOURNE, President


                                            By:      ROBERT A. BOURNE
                                                     General Partner

                                                     /s/ Robert A. Bourne
                                                     --------------------------
                                                     ROBERT A. BOURNE


                                            By:      JAMES M. SENEFF, JR.
                                                     General Partner

                                                     /s/ James M. Seneff, Jr.
                                                     --------------------------
                                                     JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                                      Title                                      Date
  /s/ Robert A. Bourne                      President,   Treasurer   and   Director              March 24, 2003
  Robert A. Bourne                          (Principal   Financial  and  Accounting
                                            Officer)

  /s/ James M. Seneff, Jr.                  Chief  Executive  Officer and  Director              March 24, 2003
  James M. Seneff, Jr.                      (Principal Executive Officer)


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund III, Ltd. (the "registrant"), certify that:

         1. I have reviewed this annual report on Form 10-K of the registrant;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c. presented  in this annual  report our  conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003


/s/ James M. Seneff, Jr.
 James M. Seneff, Jr.
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Robert A. Bourne, President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund III, Ltd. (the "registrant") certify that:

         1. I have reviewed this annual report on Form 10-K of the registrant;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c. presented  in this annual  report our  conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 24, 2003


/s/ Robert A. Bourne
Robert A. Bourne
President and Treasurer

                                  EXHIBIT INDEX


         Exhibit Number


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

           10.5 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as Exhibit 10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 10, 2001, and incorporated herein by reference.)

           10.6 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit 10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002, and incorporated herein by reference.)

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

                                  EXHIBIT 99.1

                                  EXHIBIT 99.2


                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2002
                                                                  Costs Capitalized
                                                                     Subsequent To
                                                Initial Cost         Acquisition
                                       -------------------- -----------------
                            Encum-                Buildings Improve-   Carrying
                            brances      Land      Improvemenments     Costs
                            --------   ---------  -------------------  ------
Properties the Partnership has
   Invested in Under Operating
   Leases:

    Burger King Restaurants:
     Kansas City, Missouri     -       $236,055   $573,739         -       -

    Golden Corral  Family
     Steakhouse Restaurants:
         Stockbridge, Georgia  -        384,644    685,511   150,000       -

    IHOP Restaurant:
     Auburn, Alabama           -        373,763   1,060,478        -       -

    KFC Restaurants:
     Calallen, Texas           -        219,432          -   332,043       -
     Katy, Texas               -        266,768          -   279,486       -
     Burnsville, Minnesota     -        196,159          -   437,895       -
     Page, Arizona             -        328,729          -   270,755       -

    Pizza Hut Restaurants:
     Jacksboro, Texas          -         54,274    147,337         -       -
     Seminole, Texas           -        183,284    134,531         -       -
     Winter Springs, Florida   -        268,128    270,372         -       -
     Austin, Texas             -        301,778    372,137         -       -

    Taco Bell Restaurants:
     Bishop, California        -        363,964          -   272,150       -
     Longwood, Florida         -        346,832          -   394,088       -

    Other:
     Hastings, Nebraska        -        110,800    332,400    23,636       -
     Wichita, Kansas           -        147,349    442,045         -       -
                                       ---------  --------- ---------  ------


                                       $3,781,959 $4,018,550$2,160,053
                                       =========  ========= =========  ======


Property in Which the
   Partnership has a 33.0%
   Interest as Tenants-in-
   Common and has Invested in
   Under an Operating Lease:

    IHOP Restaurant:
     Englewood, Colorado       -       $552,590          -         -       -
                                       =========  ========= =========  ======

Property in Which the
   Partnership has a 9.84%
   Interest as Tenants-in-
   Common and has Invested in
   Under an Operating Lease:

    Chevy's Fresh Mex
        Restaurant:
           Miami, Florida      -       $976,357   $974,016         -       -
                                       =========  ========= =========  ======

Property of Joint Venture in Which
   the Partnership has a 46.88%
   Interest and has Invested in
   Under an Operating Lease:

    Ruby Tuesday Restaurant:
     Orlando, Florida          -       $623,496          -         -       -
                                       =========  ========= =========  ======

Property in Which the
   Partnership has a 20%
   Interest as Tenants-in-
   Common and has Invested in
   Under an Operating Lease:

    IHOP Restaurant:
        Baytown, Texas         -       $495,847   $799,469         -       -
                                       =========  ========= =========  ======

Property in Which the
   Partnership has a 33.0%
   Interest as Tenants-in-
   Common and has Invested in
   Under Direct Financing Lease:

    IHOP Restaurant:
     Englewood, Colorado       -              -   $1,008,839       -       -
                                       =========  ========= =========  ======

Property in Which the
   Partnership has a 25.87%
   Interest as Tenants-in-
   Common and has Invested in
   Under Direct Financing Lease:

    IHOP Restaurant:
     Overland Park, Kansas     -       $335,374   $1,273,134       -       -
                                       =========  ========= =========  ======

Property of Joint Veture in Which
   the Partnership has a 46.88%
   Interest and has Invested in
   Under Direct Financing Lease:

    Ruby Tuesday Restaurant:
     Orlando, Florida          -              -          -  $820,202       -
                                       =========  ========= =========  ======




                                                             Life on Which
            Net Cost Basis at Which                          Depreciation in
            Carried at Close of Period (c)   Date            Latest Income
----------------------------------
            Buildings and         Accumulatedof Con- Date    Statement is
   Land     Improvements Total    DepreciatiostructioAcquired Computed
----------- --------------------- ------------------------------------






  $236,055  $573,739    $809,794  $288,463   1984    12/87     (b)



   384,644   835,511   1,220,155   378,191   1987    11/87     (b)


   373,763  1,060,478  1,434,241   112,604   1998    10/99     (b)


   219,432   332,043     551,475   160,487   1988    12/87     (b)
   266,768   279,486     546,254   137,026   1988    02/88     (b)
   196,159   437,895     634,054   209,216   1988    02/88     (b)
   328,729   270,755     599,484   131,993   1988    02/88     (b)


    54,274   147,337     201,611    74,078   1983    12/87     (b)
   183,284   134,531     317,815    67,640   1977    12/87     (b)
   268,128   270,372     538,500   135,562   1987    01/88     (b)
   301,778   372,137     673,915   184,518   1987    02/88     (b)


   363,964   272,150     636,114   128,895   1988    05/88     (b)
   346,832   394,088     740,920   185,557   1988    06/88     (b)


   110,800   356,036     466,836   180,394   1987    10/87     (b)
   147,349   442,045     589,394   223,478   1987    11/87     (b)
----------- ---------  ---------- ---------


$3,781,959  $6,178,603 $9,960,562 $2,598,102
=========== =========  ========== =========









  $552,590        (e)   $552,590        (d)  1996    07/97     (d)
=========== =========  ==========









  $976,357  $974,016   $1,950,373 $162,426   1995    12/97     (b)
=========== =========  ========== =========







  $623,496        (e)   $623,496        (d)  1998    05/98     (d)
=========== =========  ==========








  $495,847  $799,469   $1,295,316  $85,265   1998    10/99     (b)
=========== =========  ========== =========








         -        (e)         (e)       (d)  1996    07/97     (d)
===========








         -        (e)         (e)       (d)  1997    01/98     (d)
===========







         -        (e)         (e)       (d)  1998    05/98     (d)
===========

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2002


(a) Transactions in real estate and accumulated depreciation are summarized below. The balances in 1999, 2000, and 2001 have been adjusted to reflect the reclassification of properties accounted for as discontinued operations.

                                                                                                 Accumulated
                                                                            Cost                Depreciation
                                                                       ----------------       ------------------
          Properties the Partnership has Invested
              in Under Operating Leases:

                Balance, December 31, 1999                                $ 12,375,355            $   2,538,310
                Dispositions                                                  (604,791 )               (149,107 )
                Depreciation expense                                                --                  252,169
                                                                       ----------------       ------------------

                Balance, December 31, 2000                                  11,770,564                2,641,372
                Dispositions                                                (1,483,004 )               (486,874 )
                Provision for write-down of assets (h)                        (205,980 )                     --
                Depreciation expense                                                --                  234,903
                                                                       ----------------       ------------------

                Balance, December 31, 2001                                  10,081,580                2,389,401
                Dispositions                                                  (121,018 )                     --
                Depreciation expense                                                --                  208,701
                                                                       ----------------       ------------------

                Balance, December 31, 2002                             $     9,960,562            $  2,598,102
                                                                       ================       ==================

          Property of Joint Venture in Which the
              Partnership has a 73.4% Interest and
              has Invested in Under an Operating
              Lease:

                Balance, December 31, 1999                                 $   750,045              $   262,872
                Provision for write-down of assets (f)                        (227,094 )                     --
                Depreciation expense                                                --                   16,994
                                                                       ----------------       ------------------

                Balance, December 31, 2000                                     522,951                  279,866
                Provision for write-down of assets (f)                         (73,571 )                     --
                Depreciation expense                                                --                    8,805
                                                                       ----------------       ------------------

                Balance, December 31, 2001                                     449,380                  288,671
                Dispositions (f)                                              (449,380 )               (288,671 )
                Depreciation expense                                                --                       --
                                                                       ----------------       ------------------

                Balance, December 31, 2002                                    $     --                $      --
                                                                       ================       ==================

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2002


                                                                                              Accumulated
                                                                            Cost             Depreciation
                                                                        -------------       ----------------
        Property in Which the Partnership has a 33%
            Interest as Tenants-in-Common and has
            Invested in Under an Operating Lease:

              Balance, December 31, 1999                                   $ 552,590                $    --
              Depreciation expense (d)                                            --                     --
                                                                        -------------       ----------------

              Balance, December 31, 2000                                     552,590                     --
              Depreciation expense (d)                                            --                     --
                                                                        -------------       ----------------

              Balance, December 31, 2001                                     552,590                     --
              Depreciation expense (d)                                            --                     --
                                                                        -------------       ----------------

              Balance, December 31, 2002                                   $ 552,590                $    --
                                                                        =============       ================

        Property in Which the Partnership has a 9.84%
            Interest as Tenants-in-Common and has
            Invested in Under an Operating Lease:

              Balance, December 31, 1999                                 $ 1,950,373              $  65,023
              Depreciation expense                                                --                 32,468
                                                                        -------------       ----------------

              Balance, December 31, 2000                                   1,950,373                 97,491
              Depreciation expense                                                --                 32,468
                                                                        -------------       ----------------

              Balance, December 31, 2001                                   1,950,373                129,959
              Depreciation expense                                                --                 32,467
                                                                        -------------       ----------------

              Balance, December 31, 2002                                 $ 1,950,373              $ 162,426
                                                                        =============       ================

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2002


                                                                                              Accumulated
                                                                            Cost             Depreciation
                                                                        -------------       ----------------
          Property of Joint Venture in Which the
            Partnership has a 46.88% Interest and has
            Invested in Under an Operating Lease:

              Balance, December 31, 1999                                   $ 623,496                $    --
              Depreciation expense (d)                                            --                     --
                                                                        -------------       ----------------

              Balance, December 31, 2000                                     623,496                     --
              Depreciation expense (d)                                            --                     --
                                                                        -------------       ----------------

              Balance, December 31, 2001                                     623,496                     --
              Depreciation expense (d)                                            --                     --
                                                                        -------------       ----------------

              Balance, December 31, 2002                                   $ 623,496                $    --
                                                                        =============       ================

        Property in Which the Partnership has a 20%
            Interest as Tenants-in-Common and has
            Invested in Under an Operating Lease:

              Balance, December 31, 1999                                   $1,295,316           $    5,318
              Depreciation expense                                                 --               26,649
                                                                        --------------      ---------------

              Balance, December 31, 2000                                    1,295,316               31,967
              Depreciation expense                                                 --               26,649
                                                                        --------------      ---------------

              Balance, December 31, 2001                                    1,295,316               58,616
              Depreciation expense                                                 --               26,649
                                                                        --------------      ---------------

              Balance, December 31, 2002                                   $1,295,316               85,265
                                                                        ==============      ===============


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2002, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture and the Properties owned by unconsolidated joint ventures (including the Properties owned with affiliates as tenants-in-common) for federal income tax purposes was $10,644,779 and $7,858,323, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

                                December 31, 2002


(e) Certain components of the lease relating to land and building have been recorded as a direct financing lease. Accordingly, costs relating to these components of this lease are not shown.

(f) The undepreciated cost of the Property in Titusville, Florida, was written down to its estimated fair value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets of approximately $227,100 as of December 31, 2000. During 2001, the Partnership recorded an additional impairment of approximately $73,600. The total provision represented the difference between the Property's net carrying value and its estimated fair value. The Property was sold in January 2002.

(h) The undepreciated cost of the Property in Montgomery, Alabama, for which the building portion has been classified as a direct financing lease, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets of approximately $515,000 as of December 31, 2001. The provision represented the difference between the Property's net carrying value and its estimate fair value. The Partnership sold this Property in May 2002.