Form 10-Q
period 2003-03-31
CNL INCOME FUND III LTD
filed 2003-05-13
CIK 817845

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended                 March 31, 2003
                                   -----------------------------------

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


                            CNL Income Fund III, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Florida                                         59-2809460
--------------------------------              ----------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


   450 South Orange Avenue
     Orlando, Florida                                     32801
--------------------------------              ----------------------------------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number
(including area code)                              (407) 540-2000
                                             -----------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ____ No X

                                    CONTENTS




                                                                         Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                            1

                      Condensed Statements of Income                      2

                      Condensed Statements of Partners' Capital           3

                      Condensed Statements of Cash Flows                  4

                      Notes to Condensed Financial Statements             5-7

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                 8-10

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                         10

     Item 4.      Controls and Procedures                                 10


Part II.

     Other Information                                                    11-12

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS



                                                                  March 31,             December 31,
                                                                     2003                   2002
                                                              -------------------    -------------------


                             ASSETS

  Real estate properties with operating leases, net                $   7,310,285          $   7,362,460
  Real estate held for sale                                                   --                368,737
  Investment in joint ventures                                         2,081,549              2,084,178
  Cash and cash equivalents                                            1,250,294              1,994,246
  Receivables                                                                676                 10,195
  Accrued rental income                                                  101,489                 95,861
  Other assets                                                            37,322                 32,861
                                                              -------------------    -------------------

                                                                   $  10,781,615          $  11,948,538
                                                              ===================    ===================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable                                                  $     13,975           $     21,199
  Real estate taxes payable                                               14,399                 11,892
  Distributions payable                                                  701,563              1,357,500
  Due to related parties                                                 194,040                243,170
  Rents paid in advance                                                   60,814                 35,424
                                                              -------------------    -------------------
      Total liabilities                                                  984,791              1,669,185

  Minority interest                                                      123,947                124,632

  Partners' capital                                                    9,672,877             10,154,721
                                                              -------------------    -------------------

                                                                   $  10,781,615          $  11,948,538
                                                              ===================    ===================

           See accompanying notes to condensed financial statements.


                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                Quarter Ended
                                                                                  March 31,
                                                                           2003                2002
                                                                      ---------------     ---------------

Revenues:
    Rental income from operating leases                                  $   257,652          $  269,348
    Earned income from direct financing leases                                    --               8,976
    Contingent rental income                                                  23,363              27,020
    Interest and other income                                                    593               5,891
                                                                      ---------------     ---------------
                                                                             281,608             311,235
                                                                      ---------------     ---------------

Expenses:
    General operating and administrative                                      53,581              60,802
    Property expenses                                                            963               1,010
    State and other taxes                                                      2,313              21,030
    Depreciation                                                              52,176              52,176
                                                                      ---------------     ---------------
                                                                             109,033             135,018
                                                                      ---------------     ---------------
Income Before Minority Interest in Income of
    Consolidated Joint Venture and Equity in Earnings
    of Unconsolidated Joint Ventures                                         172,575             176,217

Minority Interest in Income of Consolidated
    Joint Venture                                                             (4,359 )            (4,203 )

Equity in Earnings of Unconsolidated Joint Ventures                           53,401              50,630
                                                                      ---------------     ---------------

Income from Continuing Operations                                            221,617             222,644
                                                                      ---------------     ---------------

Discontinued Operations:
    Loss from discontinued operations                                         (4,123 )           (26,638 )
    Gain on disposal of discontinued operations                                2,225                  --
                                                                      ---------------     ---------------
                                                                              (1,898 )           (26,638 )
                                                                      ---------------     ---------------

Net Income                                                               $   219,719          $  196,006
                                                                      ===============     ===============

Income (Loss) per Limited Partner Unit:
    Continuing operations                                                 $     4.43           $    4.45
    Discontinued operations                                                    (0.04 )             (0.53 )
                                                                      ---------------     ---------------
                                                                          $     4.39           $    3.92
                                                                      ===============     ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                                         50,000              50,000
                                                                      ===============     ===============

           See accompanying notes to condensed financial statements.


                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                  Quarter Ended           Year Ended
                                                                    March 31,            December 31,
                                                                       2003                  2002
                                                                -------------------    ------------------

General partners:
    Beginning balance                                                 $    371,371          $    371,371
    Net income                                                                  --                    --
                                                                -------------------    ------------------
                                                                           371,371               371,371
                                                                -------------------    ------------------

Limited partners:
    Beginning balance                                                    9,783,350            12,586,051
    Net income                                                             219,719               279,799
    Distributions ($14.03 and $61.65 per
       limited partner unit, respectively)                                (701,563 )          (3,082,500 )
                                                                -------------------    ------------------
                                                                         9,301,506             9,783,350
                                                                -------------------    ------------------

Total partners' capital                                              $   9,672,877         $  10,154,721
                                                                ===================    ==================



                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                                      Quarter Ended
                                                                                        March 31,
                                                                                 2003                2002
                                                                            ----------------     --------------

   Increase (Decrease) in Cash and Cash Equivalents

       Net Cash Provided by Operating Activities                                $   235,256         $  348,793
                                                                            ----------------     --------------

       Cash Flows from Investing Activities:
          Proceeds from sale of assets                                              383,336                 --
          Liquidating distribution from joint venture                                    --            106,521
                                                                            ----------------     --------------
                 Net cash provided by investing activities                          383,336            106,521
                                                                            ----------------     --------------

       Cash Flows from Financing Activities:
          Distributions to limited partners                                      (1,357,500 )         (437,500 )
          Distributions to holders of minority interests                             (5,044 )           (5,049 )
                                                                            ----------------     --------------
                 Net cash used in financing activities                           (1,362,544 )         (442,549 )
                                                                            ----------------     --------------

   Net Increase (Decrease) in Cash and Cash Equivalents                            (743,952 )           12,765

   Cash and Cash Equivalents at Beginning of Quarter                              1,994,246          1,242,931
                                                                            ----------------     --------------

   Cash and Cash Equivalents at End of Quarter                                 $  1,250,294        $ 1,255,696
                                                                            ================     ==============

   Supplemental Schedule of Non-Cash Investing and Financing
       Activities:

          Deferred real estate disposition fee incurred and unpaid
             at end of quarter                                                 $   12,375            $    --
                                                                            ================     ==============

          Distributions declared and unpaid at end of quarter                   $   701,563         $  975,000
                                                                            ================     ==============

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002


   1.    Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund III, Ltd. (the "Partnership") for the year ended December 31, 2002.

         The Partnership accounts for its 69.07% interest in Tuscawilla Joint Venture using the consolidation method. Minority interests represents the minority joint venture partners' proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.   Reclassification:
     ----------------

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002


3.       Discontinued Operations:
         -----------------------

         During 2002, the Partnership identified for sale three properties that were classified as Discontinued Operations in the accompanying financial statements. The Partnership sold two of the three properties during 2002. In February 2003, the Partnership sold the third property, and recorded a gain on disposal of assets of approximately $2,200 during the quarter ended March 31, 2003. The Partnership had recorded provisions for write-down of assets in previous years relating to this property.

         The operating results of the discontinued operations for the above properties are as follows:


                                                                         Quarter Ended March 31,
                                                                       2003                    2002
                                                                 ------------------       ---------------

          Rental revenues                                                $      --            $   41,974
          Expenses                                                          (4,123 )             (22,256 )
          Provision for write-down of assets                                    --               (46,356 )
          Gain on disposal of assets                                         2,225                    --
                                                                 ------------------       ---------------
           Loss from discontinued operations                           $    (1,898)           $  (26,638 )
                                                                 ==================       ===============

4.       Related Party Transactions:
         --------------------------

         An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties, based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sales. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions. During the quarter ended March 31, 2003, the Partnership incurred a deferred, subordinated real estate disposition fee of $12,375 as a result of the Partnership's sale of the property in Fayetteville, North Carolina.

5.       Concentration of Credit Risk:
         -----------------------------

         The following schedule presents total rental revenues from individual lessees, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the quarters ended March 31:

                                                             2003                2002
                                                      ---------------     ---------------


                        IHOP Properties, Inc.           $   70,147          $   69,922
                        2 BAM, Ltd.                         34,663                 N/A
                        Golden Corral Corp.                    N/A              42,433



                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002


5.       Concentration of Credit Risk - Continued:
         -----------------------------------------

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the quarter ended March 31:

                                             2003               2002
                                        --------------     -------------

              IHOP                        $  70,147         $  69,922
              KFC                            64,303            70,971
              Pizza Hut                      50,036            48,582
              Taco Bell                      44,724            43,167
              Golden Corral Family
              Steakhouse Restaurants            N/A            69,927


         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenants or the chains did not represent more than 10% of the Partnership's total rental revenues.

         Although the Partnership's properties have some geographical diversity in the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains will significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        CNL Income Fund III, Ltd. (the "Partnership") is a Florida limited partnership that was organized on June 1, 1987 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2002, the Partnership owned 18 Properties directly and six Properties indirectly through joint venture or tenancy in common arrangements. As of March 31, 2003, the Partnership owned 14 Properties directly and six Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

        Cash from operating activities was $235,256 and $348,793 for the quarters ended March 31, 2003 and 2002, respectively. The decrease in cash from operating activities during the quarter ended March 31, 2003, as compared to the same period of 2002 was the result of changes in the Partnership's working capital and the distribution of proceeds from the sale of Properties during 2001 and 2002.

        Other sources and uses of cash included the following during the quarter ended March 31, 2003.

        In February 2003, the Partnership sold its Property in Fayetteville, North Carolina, to a third party and received net sales proceeds of approximately $383,300, resulting in a gain on disposal of assets of approximately $2,200 during the quarter ended March 31, 2003. The Partnership had recorded provisions for write-down of assets in previous years relating to this asset. In connection with the sale, the Partnership incurred a deferred, subordinated real estate disposition fee of $12,375. Payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions. The Partnership distributed the sales proceeds as a special distribution to the limited partners, as described below.

        At March 31, 2003, the Partnership had $1,250,294 in cash and cash equivalents, as compared to $1,994,246 at December 31, 2002. This decrease was primarily a result of the Partnership distributing to the limited partners, sales proceeds that were held at December 31, 2002, as described below. The funds remaining at March 31, 2003, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

Short-Term Liquidity

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

        Total liabilities of the Partnership, including distributions payable, were $984,791 at March 31, 2003, as compared to $1,669,185 at December 31, 2002.
The decrease in liabilities at March 31, 2003 was due to the Partnership paying a special distribution to the limited partners that had been declared at December 31, 2002 and due to a decrease in amounts due to related parties at March 31, 2003, as compared to December 31, 2002. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the quarter ended March 31, 2003, the net sales proceeds from the sale of the Property in Fayetteville, North Carolina, and for the quarter ended March 31, 2002, the net sales proceeds from the 2001 sale of the Property in Washington, Illinois and the liquidating distribution received from Titusville Joint Venture, the Partnership declared distributions to limited partners of $701,563 and $975,000 for the quarters ended March 31, 2003 and 2002, respectively. This represents distributions of $14.03 and $19.50 per unit for the quarters ended March 31, 2003 and 2002, respectively. Distributions for the quarter ended March 31, 2003 included a special distribution of $350,000 as a result of the distribution of the net sales proceeds from the 2003 sale of the Property in Fayetteville, North Carolina. Distributions for the quarter ended March 31, 2002 included a special distribution of $600,000 as a result of the distribution of the net sales proceeds from the 2001 sale of the Property in Washington, Illinois and the 2002 liquidating distribution received from Titusville Joint Venture. These special distributions were effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, it was applied to the limited partner's unpaid cumulative 10% Preferred Return. As a result of the sales of the Properties, the Partnership's total revenue was reduced and is expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses remained and are expected to remain fixed. Due to the sales of Properties and current and anticipated future cash from operations, distributions of net cash flow were adjusted commencing during the quarter ended March 31, 2003. No distributions were made to the general partners for the quarters ended March 31, 2003 and 2002. No amounts distributed to the limited partners for the quarters ended March 31, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

        The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

        Total rental revenues were $257,652 during the quarter ended March 31, 2003, as compared to $278,324 during the same period of 2002. Rental revenues were lower during the quarter ended March 31, 2003 due to the Partnership selling its Property in Montgomery, Alabama in May 2002. The tenant of this Property experienced financial difficulties during 2002. Rental revenues were also lower during the quarter ended March 31, 2003 due to the Partnership terminating the leases relating to the Properties in Hastings, Nebraska and Wichita, Kansas during 2002. Each lease was scheduled to expire in 2002. The Partnership re-leased these Properties during 2002, each to a new tenant with slightly lower rents.

        The Partnership also earned $53,401 attributable to net income earned by unconsolidated joint ventures during the quarter ended March 31, 2003, as compared to $50,630 during the same period of 2002.

        The Partnership earned $593 in interest and other income during the quarter ended March 31, 2003, as compared to $5,891 during the same period of 2002. Interest income was lower during 2003 because the Partnership distributed sales proceeds during 2002 that had been held in interest bearing bank accounts.

        During the quarter ended March 31, 2003, two lessees of the Partnership, IHOP Properties, Inc., and 2BAM, Ltd., each contributed more than 10% of the Partnership's total rental revenues (including rental revenues from the Partnership's consolidated joint venture and the Partnership's share of rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that, based on the minimum rental payments required by the leases, both of these tenants will continue to contribute more than 10% of the Partnership's total rental revenues. In addition, four restaurant chains, IHOP, KFC, Pizza Hut and Taco Bell, each accounted for more than 10% of the Partnership's total rental revenues, (including rental revenues from the Partnership's consolidated joint venture and the Partnership's share of the rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that these four restaurant chains, each will continue to account for more than 10% of total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or any of these restaurant chains could materially affect the Partnership's income, if the Partnership is not able to re-lease these Properties in a timely manner.

        Operating expenses, including depreciation expense, were $109,033 during the quarter ended March 31, 2003, as compared to $135,018 during the same period of 2002. Operating expenses were lower during the quarter ended March 31, 2003, due to a decrease in the amount of state tax expense relating to several states in which the Partnership conducts business and a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties.

        During the year ended December 31, 2002, the Partnership identified for sale three Properties that were classified as Discontinued Operations in the accompanying financial statements. The Partnership recognized a net rental loss (rental revenues less Property related expenses), of $26,638 during the quarter ended March 31, 2002 relating to these three Properties. The Partnership sold the Properties in Altus, Oklahoma and Canton Township, Michigan subsequent to March 31, 2002. In February 2003, the Partnership sold the third Property, located in Fayetteville, North Carolina, and recorded a gain on disposal of assets of approximately $2,200. The Partnership had recorded provisions for write-down of assets in previous years relating to this Property. The Partnership recognized a net rental loss of $4,123 during the quarter ended March 31, 2003 relating to this Property.

        In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or Properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


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

                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings.   Inapplicable.
            -----------------

Item 2.     Changes in Securities.  Inapplicable.
            ---------------------

Item 3.     Defaults upon Senior Securities.  Inapplicable.
            --------------------------------

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

            (b)      Reports on Form 8-K

                     No reports of Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 6th day of May, 2003.


                                              CNL INCOME FUND III, LTD.

                                              By:   CNL REALTY CORPORATION
                                                    General Partner


                                              By:   /s/ James M. Seneff, Jr.
                                                    ----------------------------
                                                    AMES M. SENEFF, JR.
                                                    Chief Executive Officer
                                                   (Principal Executive Officer)


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

Date:  May 6, 2003


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

Date:  May 6, 2003


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