Form 10-Q
period 2003-06-30
CNL INCOME FUND III LTD
filed 2003-08-13
CIK 817845

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2003
   --------------------------------------------------------------------------

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


                            CNL Income Fund III, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                          59-2809460
---------------------------------              ------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


 450 South Orange Avenue
     Orlando, Florida                                       32801
---------------------------------              ------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
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

                                    CONTENTS




                                                                         Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                            1

                      Condensed Statements of Income                      2

                      Condensed Statements of Partners' Capital           3

                      Condensed Statements of Cash Flows                  4

                      Notes to Condensed Financial Statements             5-6

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                 7-9

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                         9

     Item 4.      Controls and Procedures                                 9


Part II.

     Other Information                                                    10-11

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                               June 30,             December 31,
                                                                                 2003                   2002
                                                                          -------------------    -------------------
                              ASSETS

  Real estate properties with operating leases, net                            $   7,258,109          $   7,362,460
  Real estate held for sale                                                               --                368,737
  Investment in joint ventures                                                     2,080,568              2,084,178
  Cash and cash equivalents                                                          797,031              1,994,246
  Receivables                                                                         18,943                 10,195
  Accrued rental income                                                              107,117                 95,861
  Other assets                                                                        34,726                 32,861
                                                                          -------------------    -------------------

                                                                               $  10,296,494          $  11,948,538
                                                                          ===================    ===================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable                                                               $     9,852           $     21,199
  Real estate taxes payable                                                           11,413                 11,892
  Distributions payable                                                              351,563              1,357,500
  Due to related parties                                                             192,051                243,170
  Rents paid in advance and deposits                                                  51,996                 35,424
                                                                          -------------------    -------------------
      Total liabilities                                                              616,875              1,669,185

  Minority interest                                                                  123,094                124,632

  Partners' capital                                                                9,556,525             10,154,721
                                                                          -------------------    -------------------

                                                                               $  10,296,494          $  11,948,538
                                                                          ===================    ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                   Quarter Ended                 Six Months Ended
                                                                     June 30,                        June 30,
                                                                2003            2002           2003            2002
                                                            -------------    -----------  ---------------  --------------
Revenues:
    Rental income from operating leases                        $ 257,650      $ 272,495       $  515,302      $  541,843
    Earned income from direct financing leases                        --          5,063               --          14,039
    Contingent rental income                                      22,354          5,486           45,717          32,506
    Interest and other income                                      1,281          7,346            1,874          13,237
                                                            -------------    -----------  ---------------  --------------
                                                                 281,285        290,390          562,893         601,625
                                                            -------------    -----------  ---------------  --------------

Expenses:
    General operating and administrative                          40,779         51,006           94,360         111,808
    Property related                                               1,718          1,524            2,681           2,535
    State and other taxes                                             20          2,050            2,333          23,080
    Depreciation                                                  52,176         52,175          104,352         104,350
                                                            -------------    -----------  ---------------  --------------
                                                                  94,693        106,755          203,726         241,773
                                                            -------------    -----------  ---------------  --------------

Income Before Loss on Sale of Assets, Minority Interest
    in Income of Consolidated Joint Venture and Equity
    in Earnings of Unconsolidated Joint Ventures                 186,592        183,635          359,167         359,852

Loss on Sale of Assets                                                --         (9,945 )             --          (9,945 )

Minority Interest in Income of Consolidated
    Joint Venture                                                 (4,196 )       (4,388 )         (8,555 )        (8,591 )

Equity in Earnings of Unconsolidated Joint Ventures               52,815         51,929          106,216         102,559
                                                            -------------    -----------  ---------------  --------------

Income from Continuing Operations                                235,211        221,231          456,828         443,875
                                                            -------------    -----------  ---------------  --------------

Discontinued Operations:
    Loss from discontinued operations                                 --        (95,958 )         (4,123 )      (122,596 )
    Gain on disposal of discontinued operations                       --             --            2,225              --
                                                            -------------    -----------  ---------------  --------------
                                                                      --        (95,958 )         (1,898 )      (122,596 )
                                                            -------------    -----------  ---------------  --------------

Net Income                                                     $ 235,211      $ 125,273       $  454,930      $  321,279
                                                            =============    ===========  ===============  ==============

Income (Loss) per Limited Partner Unit:
    Continuing operations                                       $   4.70       $   4.43        $    9.13       $    8.88
    Discontinued operations                                           --          (1.92 )          (0.03 )         (2.45 )
                                                            -------------    -----------  ---------------  --------------

                                                                $   4.70       $   2.51        $    9.10       $    6.43
                                                            =============    ===========  ===============  ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                             50,000         50,000           50,000          50,000
                                                            =============    ===========  ===============  ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                           Six Months Ended          Year Ended
                                                                               June 30,             December 31,
                                                                                 2003                   2002
                                                                          --------------------    ------------------
General partners:
    Beginning balance                                                           $     371,371          $    371,371
    Net income                                                                             --                    --
                                                                          --------------------    ------------------
                                                                                      371,371               371,371
                                                                          --------------------    ------------------

Limited partners:
    Beginning balance                                                               9,783,350            12,586,051
    Net income                                                                        454,930               279,799
    Distributions ($21.06 and $61.65 per
       limited partner unit, respectively)                                         (1,053,126 )          (3,082,500 )
                                                                          --------------------    ------------------
                                                                                    9,185,154             9,783,350
                                                                          --------------------    ------------------

Total partners' capital                                                        $    9,556,525         $  10,154,721
                                                                          ====================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                 2003                2002
                                                                            ----------------     --------------
   Increase (Decrease) in Cash and Cash Equivalents

       Net Cash Provided by Operating Activities                                $   488,605         $  618,661
                                                                            ----------------     --------------

       Cash Flows from Investing Activities:
          Additions to real estate properties with operating leases                      --            (16,800 )
          Proceeds from sale of assets                                              383,336             78,295
          Liquidating distribution from joint venture                                    --            106,521
                                                                            ----------------     --------------
                 Net cash provided by investing activities                          383,336            168,016
                                                                            ----------------     --------------

       Cash Flows from Financing Activities:
          Distributions to limited partners                                      (2,059,063 )       (1,412,500 )
          Distributions to holders of minority interests                            (10,093 )           (9,986 )
                                                                            ----------------     --------------
                 Net cash used in financing activities                           (2,069,156 )       (1,422,486 )
                                                                            ----------------     --------------

   Net Decrease in Cash and Cash Equivalents                                     (1,197,215 )         (635,809 )

   Cash and Cash Equivalents at Beginning of Period                               1,994,246          1,242,931
                                                                            ----------------     --------------

   Cash and Cash Equivalents at End of Period                                   $   797,031         $  607,122
                                                                            ================     ==============

   Supplemental Schedule of Non-Cash Investing and Financing
       Activities:

          Deferred real estate disposition fee incurred and unpaid
             at end of period                                                    $   12,375         $   12,000
                                                                            ================     ==============

          Mortgage note accepted in exchange for sale of assets                    $     --         $  320,000
                                                                            ================     ==============

          Distributions declared and unpaid at end of period                    $   351,563         $  375,000
                                                                            ================     ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Six Months Ended June 30, 2003 and 2002


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements have been derived from audited financial statements as of that date.

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

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.       Reclassification:

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Six Months Ended June 30, 2003 and 2002


3.       Discontinued Operations:

         During 2002, the Partnership identified for sale three properties that were classified as Discontinued Operations in the accompanying financial statements. The Partnership sold two of the three properties during 2002. In February 2003, the Partnership sold the third property, and recorded a gain on disposal of assets of approximately $2,200 during the six months ended June 30, 2003. The Partnership had recorded provisions for write-down of assets in previous years relating to this property.

         The  operating  results  of  the  discontinued   operations  for  these
         properties are as follows:

                                                       Quarter Ended June 30,           Six Months Ended June 30,
                                                       2003              2002            2003             2002
                                                   -------------    ---------------  --------------  ----------------
         Rental revenues                                 $   --         $   15,342         $    --        $   57,316
         Expenses                                            --            (31,651 )        (4,123 )         (53,907 )
         Provision for write-down of assets                  --            (79,649 )            --          (126,005 )
                                                   -------------    ---------------  --------------  ----------------
         Loss from discontinued operations               $   --         $  (95,958 )    $   (4,123 )     $  (122,596 )
                                                   =============    ===============  ==============  ================

4.       Related Party Transactions:

         An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties, based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sales. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions. During the six months ended June 30, 2003, the Partnership incurred a deferred, subordinated real estate disposition fee of $12,375 as a result of the Partnership's sale of the property in Fayetteville, North Carolina.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund III, Ltd. (the "Partnership") is a Florida limited partnership that was organized on June 1, 1987 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2002, the Partnership owned 17 Properties directly and six Properties indirectly through joint venture or tenancy in common arrangements. As of June 30, 2003, the Partnership owned 14 Properties directly and six Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $488,605 and $618,661 for the six months ended June 30, 2003 and 2002, respectively. The decrease in cash from operating activities during the six months ended June 30, 2003, as compared to the same period of 2002, was a result of changes in the Partnership's working capital.

         Other sources and uses of cash included the following during the six months ended June 30, 2003.

         In February 2003, the Partnership sold its Property in Fayetteville, North Carolina, to a third party and received net sales proceeds of approximately $383,300, resulting in a gain on disposal of assets of approximately $2,200 during the six months ended June 30, 2003. The Partnership had recorded provisions for write-down of assets in previous years relating to this asset. In connection with the sale, the Partnership incurred a deferred, subordinated real estate disposition fee of $12,375. Payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions. The Partnership distributed the sales proceeds as a special distribution to the limited partners, as described below.

         At June 30, 2003, the Partnership had $797,031 in cash and cash equivalents, as compared to $1,994,246 at December 31, 2002. At June 30, 2003, these funds were held in a demand deposit account at a commercial bank. The decrease in cash and cash equivalents was primarily a result of the Partnership distributing to the limited partners, in the form of a special distribution, sales proceeds that were held at December 31, 2002, as described below. The funds remaining at June 30, 2003, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the six months ended June 30, 2003, the net sales proceeds from the sale of the Property in Fayetteville, North Carolina, and for the six months ended June 30, 2002, the net sales proceeds from the 2001 sale of the Property in Washington, Illinois and the liquidating distribution received from Titusville Joint Venture, the
Partnership declared distributions to limited partners of $1,053,126 and $1,350,000 for the six months ended June 30, 2003 and 2002, respectively, ($351,563 and $375,000 for the quarters ended June 30, 2003 and 2002, respectively). This represents distributions of $21.06 and $27.00 per unit for the six months ended June 30, 2003 and 2002, respectively, ($7.03 and $7.50 per unit for each applicable quarter). Distributions for the six months ended June 30, 2003 included a special distribution of $350,000 as a result of the distribution of the net sales proceeds from the 2003 sale of the Property in Fayetteville, North Carolina. Distributions for the six months ended June 30, 2002 included a special distribution of $600,000 as a result of the distribution of the net sales proceeds from the 2001 sale of the Property in Washington, Illinois and the 2002 liquidating distribution received from Titusville Joint Venture. These special distributions were effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, it was applied to the limited partner's unpaid cumulative 10% Preferred Return. As a result of the sales of the Properties, the Partnership's total revenue was reduced and is expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses remained and are expected to remain fixed. Due to the sales of Properties and current and anticipated future cash from operations, distributions of net cash flow were adjusted commencing during the quarters ended March 31, 2002 and 2003. No distributions were made to the general partners for the quarters and six months ended June 30, 2003 and 2002. No amounts distributed to the limited partners for the six months ended June 30, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The
Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, were $616,875 at June 30, 2003, as compared to $1,669,185 at December 31, 2002.
The decrease in liabilities at June 30, 2003 was due to the Partnership paying a special distribution to the limited partners that had been accrued at December 31, 2002 and due to a decrease in amounts due to related parties at June 30, 2003, as compared to December 31, 2002. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $515,302 during the six months ended June 30, 2003, as compared to $555,882 during the same period of 2002, $257,650 and $277,558 of which were earned during the second quarters of 2003 and 2002, respectively. Rental revenues were lower during the quarter and six months ended June 30, 2003 due to the Partnership selling its Property in Montgomery, Alabama in May 2002. The tenant of this Property experienced financial difficulties during 2002. Rental revenues were also lower during the quarter and six months ended June 30, 2003 due to the Partnership terminating the leases relating to the Properties in Hastings, Nebraska and Wichita, Kansas during 2002. Each lease was scheduled to expire in 2002. The Partnership re-leased these Properties during 2002, each to a new tenant with slightly lower rents.

         The Partnership also earned $45,717 in contingent rental income during the six months ended June 30, 2003, as compared to $32,506 during the same period of 2002, $22,354 and $5,486 of which were earned during the quarters ended June 30, 2003 and 2002, respectively. The increase in contingent rental income during the quarter and six months ended June 30, 2003, as compared to the same periods of 2002, was primarily due to an increase in the reported gross sales of the restaurants with leases that require the payment of contingent rental income.

         The Partnership also earned $106,216 attributable to net income earned by unconsolidated joint ventures during the six months ended June 30, 2003, as compared to $102,559 during the same period of 2002, $52,815 and $51,929 of which were earned during the quarters ended June 30, 2003 and 2002, respectively. Net income earned by unconsolidated joint ventures during the six months ended June 30, 2003, remained constant, as compared to same period in 2002, because there were no changes in the leased Properties owned by the joint ventures and the tenancies in common.

         The Partnership earned $1,874 in interest and other income during the six months ended June 30, 2003, as compared to $13,237 during the same period of 2002, $1,281 and $7,346 of which were earned during the quarters ended June 30, 2003 and 2002, respectively. During the quarter and six months ended June 30, 2002, interest and other income was higher because the Partnership earned interest on a mortgage note receivable held in connection with the 2002 sale of the Property in Montgomery, Alabama. The mortgage note receivable was paid in full in August 2002. In addition, the Partnership distributed sales proceeds during 2002 that had been held in interest bearing bank accounts.

         Operating expenses, including depreciation expense, were $203,726 during the six months ended June 30, 2003, as compared to $241,773 during the same period of 2002, $94,693 and $106,755 of which were incurred during the quarters ended June 30, 2003 and 2002, respectively. Operating expenses were lower during the quarter and six months ended June 30, 2003, due to a decrease in the amount of state tax expense relating to several states in which the Partnership conducts business and a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties.

         During the year ended December 31, 2002, the Partnership identified for sale three Properties that were classified as Discontinued Operations in the accompanying financial statements. The Partnership recognized a net rental loss (rental revenues less Property related expenses) of $95,958 and $122,596 during the quarter and six months ended June 30, 2002, respectively, relating to these three Properties. The Partnership sold the Properties in Altus, Oklahoma and Canton Township, Michigan subsequent to June 30, 2002. In February 2003, the Partnership sold the third Property, located in Fayetteville, North Carolina, and recorded a gain on disposal of assets of approximately $2,200. The Partnership had recorded provisions for write-down of assets in previous years relating to this Property. The Partnership recognized a net rental loss of $4,123 during the six months ended June 30, 2003 relating to this Property.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

         There was no change in internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

                     31.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                     31.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                     32.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C.
                              Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                     32.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C.
                              Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

              (b)  Reports on Form 8-K

                   No reports of Form 8-K were filed during the quarter ended June 30, 2003.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 4th day of August, 2003.


                                       CNL INCOME FUND III, LTD.

                                       By: CNL REALTY CORPORATION
                                           General Partner



                                           By: /s/ James M. Seneff, Jr.
                                               ------------------------
                                               JAMES M. SENEFF, JR.
                                               Chief Executive Officer
                                               (Principal Executive Officer)


                                           By: /s/ Robert A. Bourne
                                               -----------------------
                                               ROBERT A. BOURNE
                                               President and Treasurer
                                               (Principal Financial and
                                               Accounting Officer)

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

                     31.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                     31.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                     32.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C.
                              Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                     32.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C.
                              Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                                  EXHIBIT 31.1

                                  EXHIBIT 31.2

                                  EXHIBIT 32.1

                                  EXHIBIT 32.2