Form 10-Q
period 2003-09-30
CNL INCOME FUND III LTD
filed 2003-11-13
CIK 817845

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2003
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______________________ to ____________________


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

                                    CONTENTS




                                                                          Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                             1

                      Condensed Statements of Income                       2

                      Condensed Statements of Partners' Capital            3

                      Condensed Statements of Cash Flows                   4

                      Notes to Condensed Financial Statements              5-7

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  8-11

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                          11

     Item 4.      Controls and Procedures                                  11


Part II.

     Other Information                                                     12-13

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                            September 30,           December 31,
                                                                                 2003                   2002
                                                                          -------------------    -------------------
                              ASSETS

  Real estate properties with operating leases, net                            $   7,205,933          $   7,362,460
  Real estate held for sale                                                               --                368,737
  Investment in joint ventures                                                     2,076,955              2,084,178
  Cash and cash equivalents                                                          730,518              1,994,246
  Receivables                                                                          6,400                 10,195
  Accrued rental income                                                              112,745                 95,861
  Other assets                                                                        39,242                 32,861
                                                                          -------------------    -------------------

                                                                               $  10,171,793          $  11,948,538
                                                                          ===================    ===================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable and accrued expenses                                          $     9,750                 21,199
  Real estate taxes payable                                                           10,289                 11,892
  Distributions payable                                                              351,563              1,357,500
  Due to related parties                                                             191,571                243,170
  Rents paid in advance and deposits                                                  62,485                 35,424
                                                                          -------------------    -------------------
      Total liabilities                                                              625,658              1,669,185

  Minority interest                                                                  122,534                124,632

  Partners' capital                                                                9,423,601             10,154,721
                                                                          -------------------    -------------------

                                                                               $  10,171,793          $  11,948,538
                                                                          ===================    ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                   Quarter Ended                Nine Months Ended
                                                                   September 30,                  September 30,
                                                                2003            2002           2003            2002
                                                            -------------    -----------  ---------------  --------------
Revenues:
    Rental income from operating leases                        $ 257,657      $ 261,288       $  772,959      $  803,131
    Earned income from direct financing leases                        --          2,218               --          16,257
    Contingent rental income                                       5,109         20,834           50,826          53,340
    Interest and other income                                      1,610          4,841            3,484          18,078
    Termination fee income                                            --          7,980               --           7,980
                                                            -------------    -----------  ---------------  --------------
                                                                 264,376        297,161          827,269         898,786
                                                            -------------    -----------  ---------------  --------------

Expenses:
    General operating and administrative                          37,460         46,194          131,820         158,002
    Property related                                               2,522             56            5,203           2,591
    State and other taxes                                          1,899            292            4,232          23,372
    Depreciation                                                  52,176         52,175          156,528         156,525
                                                            -------------    -----------  ---------------  --------------
                                                                  94,057         98,717          297,783         340,490
                                                            -------------    -----------  ---------------  --------------
Income Before Loss on Sale of Assets, Minority Interest
    in Income of Consolidated Joint Venture and Equity
    in Earnings of Unconsolidated Joint Ventures                 170,319        198,444          529,486         558,296

Loss on Sale of Assets                                                --             --               --          (9,945 )

Minority Interest in Income of Consolidated
    Joint Venture                                                 (4,325 )       (4,352 )        (12,880 )       (12,943 )

Equity in Earnings of Unconsolidated Joint Ventures               52,645         52,707          158,861         155,266
                                                            -------------    -----------  ---------------  --------------

Income from Continuing Operations                                218,639        246,799          675,467         690,674
                                                            -------------    -----------  ---------------  --------------

Discontinued Operations:
    Loss from discontinued operations                                 --         (5,130 )         (4,123 )      (127,726 )
    Gain (Loss) on disposal of discontinued operations                --        (80,580 )          2,225         (80,580 )
                                                            -------------    -----------  ---------------  --------------
                                                                      --        (85,710 )         (1,898 )      (208,306 )
                                                            -------------    -----------  ---------------  --------------

Net Income                                                     $ 218,639      $ 161,089       $  673,569      $  482,368
                                                            =============    ===========  ===============  ==============

Income (Loss) per Limited Partner Unit:
    Continuing operations                                       $   4.37       $   4.94        $   13.51       $   13.81
    Discontinued operations                                           --          (1.72 )          (0.04 )         (4.16 )
                                                            -------------    -----------  ---------------  --------------

                                                                $   4.37       $   3.22        $   13.47       $    9.65
                                                            =============    ===========  ===============  ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                             50,000         50,000           50,000          50,000
                                                            =============    ===========  ===============  ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                           Nine Months Ended          Year Ended
                                                             September 30,           December 31,
                                                                  2003                   2002
                                                          ---------------------    ------------------
General partners:
    Beginning balance                                           $      371,371          $    371,371
    Net income                                                              --                    --
                                                          ---------------------    ------------------
                                                                       371,371               371,371
                                                          ---------------------    ------------------

Limited partners:
    Beginning balance                                                9,783,350            12,586,051
    Net income                                                         673,569               279,799
    Distributions ($28.09 and $61.65 per
       limited partner unit, respectively)                          (1,404,689 )          (3,082,500 )
                                                          ---------------------    ------------------
                                                                     9,052,230             9,783,350
                                                          ---------------------    ------------------

Total partners' capital                                        $     9,423,601         $  10,154,721
                                                          =====================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                 2003                2002
                                                                            ----------------     --------------
   Net Cash Provided by Operating Activities                                    $   778,540         $  938,433
                                                                            ----------------     --------------

   Cash Flows from Investing Activities:
       Additions to real estate properties with operating leases                         --            (25,200 )
       Proceeds from sale of assets                                                 383,336            492,394
       Collections on mortgage note receivable                                           --            320,000
       Liquidating distribution from joint venture                                       --            106,521
                                                                            ----------------     --------------
             Net cash provided by investing activities                              383,336            893,715
                                                                            ----------------     --------------

   Cash Flows from Financing Activities:
       Distributions to limited partners                                         (2,410,626 )       (1,787,500 )
       Distributions to holder of minority interests                                (14,978 )          (15,045 )
                                                                            ----------------     --------------
             Net cash used in financing activities                               (2,425,604 )       (1,802,545 )
                                                                            ----------------     --------------

   Net Increase (Decrease) in Cash and Cash Equivalents                          (1,263,728 )           29,603

   Cash and Cash Equivalents at Beginning of Period                               1,994,246          1,242,931
                                                                            ----------------     --------------

   Cash and Cash Equivalents at End of Period                                   $   730,518        $ 1,272,534
                                                                            ================     ==============

   Supplemental Schedule of Non-Cash Investing and Financing
       Activities:

       Deferred real estate disposition fee incurred and unpaid at
          end of period                                                          $   12,375         $   45,300
                                                                            ================     ==============

       Mortgage note accepted in exchange for sale of assets                       $     --         $  960,000
                                                                            ================     ==============

       Distributions declared and unpaid at end of period                       $   351,563         $  375,000
                                                                            ================     ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


   1.    Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements have been derived from audited financial statements as of that date.

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

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period ending after December 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

         In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. One requirement of FAS 150 is that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. FAS 150 initially applied immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Effective October 29, 2003, the FASB deferred implementation of FAS 150 as it applies to minority interests of finite lived Partnerships. The deferral of these provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations project; therefore, no specific timing for the implementation of these provisions has been stated. The implementation of the currently effective aspects of FAS 150 did not have an impact on the
         Partnership's results of operations. The implementation of the provisions of FAS 150 that have been deferred is not expected to have a material impact on the Partnership's results of operations.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Discontinued Operations

         During 2002, the Partnership identified for sale three properties that were classified as Discontinued Operations in the accompanying financial statements. The Partnership sold two of the three properties during 2002. In February 2003, the Partnership sold the third property, and recorded a gain on disposal of assets of approximately $2,200. The Partnership had recorded provisions for write-down of assets in previous years relating to this property.

         The  operating  results  of  the  discontinued   operations  for  these
         properties are as follows:

                                                            Quarter Ended                   Nine Months Ended
                                                            September 30,                     September 30,
                                                       2003              2002            2003             2002
                                                   -------------    ---------------  --------------  ----------------
         Rental revenues                                $    --         $   15,342          $    --       $   72,659
         Expenses                                            --            (20,472 )        (4,123 )         (74,380 )
         Provision for write-down of assets                  --                 --              --          (126,005 )
                                                   -------------    ---------------  --------------  ----------------
         Loss from discontinued operations               $   --         $   (5,130 )    $   (4,123 )     $  (127,726 )
                                                   =============    ===============  ==============  ================

4.       Related Party Transactions

         An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties, based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sales. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions. During the nine months ended September 30, 2003, the Partnership incurred a deferred, subordinated real estate disposition fee of $12,375 as a result of the Partnership's sale of the property in Fayetteville, North Carolina.

5.       Concentration of Credit Risk

         The following schedule presents total rental revenues from individual lessees, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the periods ended September 30:

                                                2003                2002
                                            --------------     ---------------

               IHOP Properties, Inc.           $  209,478          $  209,980
               Golden Corral Corp.                    N/A             117,230

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


5.       Concentration of Credit Risk - Continued

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the periods ended September 30:

                                                 2003               2002
                                                -----------     -------------

                  IHOP                           $ 209,478         $ 209,980
                  KFC                              206,373           215,013
                  Pizza Hut                        166,271           115,930
                  Taco Bell                        134,173           129,501
                  Golden Corral Family
                      Steakhouse Restaurants           N/A           199,714

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant or chain did not represent more than 10% of the Partnership's total rental and earned income.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund III, Ltd. (the "Partnership") is a Florida limited partnership that was organized on June 1, 1987 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2002, the Partnership owned 15 Properties directly and six Properties indirectly through joint venture or tenancy in common arrangements. As of September 30, 2003, the Partnership owned 14 Properties directly and six Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $778,540 and $938,433 for the nine months ended September 30, 2003 and 2002, respectively. The decrease in cash from operating activities during the nine months ended September 30, 2003, as compared to the same period of 2002, was a result of changes in the Partnership's working capital.

         Other sources and uses of cash included the following during the nine months ended September 30, 2003.

         In February 2003, the Partnership sold its Property in Fayetteville, North Carolina, to a third party and received net sales proceeds of approximately $383,300, resulting in a gain on disposal of assets of approximately $2,200 during the nine months ended September 30, 2003. The Partnership had recorded provisions for write-down of assets in previous years relating to this asset. In connection with the sale, the Partnership incurred a deferred, subordinated real estate disposition fee of $12,375. Payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions. The Partnership distributed the sales proceeds as a special distribution to the limited partners, as described below.

         At September 30, 2003, the Partnership had $730,518 in cash and cash equivalents, as compared to $1,994,246 at December 31, 2002. At September 30, 2003, these funds were held in a demand deposit account at a commercial bank. The decrease in cash and cash equivalents was primarily a result of the Partnership distributing to the limited partners, in the form of a special distribution as described below, sales proceeds that were held at December 31, 2002. The funds remaining at September 30, 2003, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the nine months ended September 30, 2003, the net sales proceeds from the sale of the
Property in Fayetteville, North Carolina, and for the nine months ended September 30, 2002, the net sales proceeds from the 2001 sale of the Property in Washington, Illinois and the liquidating distribution received from Titusville Joint Venture, the Partnership declared distributions to limited partners of $1,404,689 and $1,725,000 for the nine months ended September 30, 2003 and 2002, respectively, ($351,563 and $375,000 for the quarters ended September 30, 2003 and 2002, respectively). This represents distributions of $28.09 and $34.50 per unit for the nine months ended September 30, 2003 and 2002, respectively, ($7.03 and $7.50 per unit for each applicable quarter). Distributions for the nine months ended September 30, 2003 included a special distribution of $350,000 as a result of the distribution of the net sales proceeds from the 2003 sale of the Property in Fayetteville, North Carolina. Distributions for the nine months ended September 30, 2002 included a special distribution of $600,000 as a result of the distribution of the net sales proceeds from the 2001 sale of the Property in Washington, Illinois and the 2002 liquidating distribution received from Titusville Joint Venture. These special distributions were effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, it was applied to the limited partner's unpaid cumulative 10% Preferred Return. As a result of the sales of the Properties, the Partnership's total revenue was reduced and is expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses remained and are expected to remain fixed. Due to the sales of Properties and current and anticipated future cash from operations, distributions of net cash flow were adjusted commencing during the quarters ended March 31, 2002 and 2003. No distributions were made to the general partners for the quarters and nine months ended September 30, 2003 and 2002. No amounts distributed to the limited partners for the nine months ended September 30, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $625,658 at September 30, 2003, as compared to $1,669,185 at December 31, 2002. The decrease in liabilities at September 30, 2003 was due to the Partnership paying a special distribution to the limited partners that had been accrued at December 31, 2002 and due to a decrease in amounts due to related parties at September 30, 2003, as compared to December 31, 2002. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $772,959 during the nine months ended September 30, 2003, as compared to $819,388 during the same period of 2002, $257,657 and $263,506 of which were earned during the third quarters of 2003 and 2002, respectively. Rental revenues were lower during the quarter and nine months ended September 30, 2003 due to the Partnership selling its Property in Montgomery, Alabama in May 2002. The tenant of this Property experienced financial difficulties during 2002. Rental revenues were also lower during the quarter and nine months ended September 30, 2003 due to the Partnership terminating the leases relating to the Properties in Hastings, Nebraska and Wichita, Kansas during 2002. Each lease was scheduled to expire in 2002. In connection with the terminated lease in Wichita, Kansas, the Partnership received approximately $8,000 in lease termination income in consideration for the Partnership releasing the tenant from its obligation under the lease. The Partnership re-leased both of these Properties during 2002, each to a new tenant with slightly lower rents.

         The Partnership also earned $50,826 in contingent rental income during the nine months ended September 30, 2003, as compared to $53,340 during the same period of 2002, $5,109 and $20,834 of which were earned during the third quarters of 2003 and 2002, respectively. The decrease in contingent rental income during the quarter ended September 30, 2003, as compared to the same period of 2002, was primarily due to a decrease in the reported gross sales of the restaurants with leases that require the payment of contingent rental income.

         During the nine months ended September 30, 2003, IHOP Properties, Inc. contributed more than 10% of the Partnership's total rental revenues (including rental revenues from the Partnership's consolidated joint venture and the Partnership's share of rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that, based on the minimum rental payments required by the leases, this tenant will continue to contribute more than 10% of the Partnership's total rental revenues. In addition, four restaurant chains, IHOP, KFC, Taco Bell, and Pizza Hut, each accounted for more than 10% of the Partnership's total rental revenues, (including rental revenues from the Partnership's consolidated joint venture and the Partnership's share of the rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that these four restaurant chains each will continue to account for more than 10% of total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of this lessee or any of these restaurant chains will materially affect the Partnership's income if the Partnership is not able to re-lease these Properties in a timely manner.

         The Partnership also earned $158,861 attributable to net income earned by unconsolidated joint ventures during the nine months ended September 30, 2003, as compared to $155,266 during the same period of 2002, $52,645 and $52,707 of which were earned during the third quarters of 2003 and 2002, respectively. Net income earned by unconsolidated joint ventures during the nine months ended September 30, 2003, remained constant, as compared to same period in 2002, because there were no changes in the leased Properties owned by the joint ventures and the tenancies in common.

         The Partnership earned $3,484 in interest and other income during the nine months ended September 30, 2003, as compared to $18,078 during the same period of 2002, $1,610 and $4,841 of which were earned during the third quarters of 2003 and 2002, respectively. During the nine months ended September 30, 2002, interest and other income was higher because the Partnership earned interest on a mortgage note receivable held in connection with the 2002 sale of the Property in Montgomery, Alabama. The mortgage note receivable was paid in full in August 2002. In addition, the Partnership distributed sales proceeds during 2002 that had been held in interest bearing bank accounts.

         Operating expenses, including depreciation expense, were $297,783 during the nine months ended September 30, 2003, as compared to $340,490 during the same period of 2002, $94,057 and $98,717 of which were incurred during the third quarters of 2003 and 2002, respectively. Operating expenses were lower during the nine months ended September 30, 2003, due to a decrease in the amount of state tax expense relating to several states in which the Partnership conducts business and a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties.

         As a result of the sale of the Property in Montgomery, Alabama, the Partnership recognized a loss on sale of assets of approximately $9,900 during the nine months ended September 30, 2002. This Property was identified for sale as of December 31, 2001. Because this Property was identified for sale prior to the January 2002 implementation of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations relating to this Property were included as Income from Continuing Operations in the accompanying financial statements.

         During the year ended December 31, 2002, the Partnership identified for sale three Properties that were classified as Discontinued Operations in the accompanying financial statements. The Partnership recognized a net rental loss (rental revenues less Property related expenses and provision for write-down of assets) of $5,130 and $127,726 during the quarter and nine months ended September 30, 2002, respectively, relating to these three Properties. The net rental loss during the nine months ended September 30, 2002, was primarily a result of the Partnership recording provisions for write-down of assets. The Partnership recorded provisions for write-down of assets of approximately $46,400 and $79,700 relating to the Properties in Fayetteville, North Carolina and Altus, Oklahoma, respectively. The tenant of the Fayetteville Property filed for bankruptcy in January 2002 and rejected the lease related to this Property. The Partnership sold the Properties in Altus, Oklahoma and Canton Township, Michigan in September 2002 and recognized a loss on disposal of assets of approximately $80,600 relating to the Property in Canton Township, Michigan. In February 2003, the Partnership sold the Property in Fayetteville, North Carolina, and recorded a gain on disposal of assets of approximately $2,200. The Partnership had recorded provisions for write-down of assets in previous years relating to this Property. The Partnership recognized a net rental loss of $4,123 during the nine months ended September 30, 2003 relating to this Property.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period ending after December 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

         In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. One requirement of FAS 150 is that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. FAS 150 initially applied immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Effective October 29, 2003, the FASB deferred implementation of FAS 150 as it applies to minority interests of finite lived Partnerships. The deferral of these provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations project; therefore, no specific timing for the implementation of these provisions has been stated. The implementation of the currently effective aspects of FAS 150 did not have an impact on the Partnership's results of operations. The implementation of the provisions of FAS 150 that have been deferred is not expected to have a material impact on the Partnership's results of operations.


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

              (b) Reports on Form 8-K

                  No reports of Form 8-K were filed during the quarter ended September 30, 2003.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of November, 2003.


                                        CNL INCOME FUND III, LTD.

                                        By: CNL REALTY CORPORATION
                                            General Partner


                                            By:/s/ James M. Seneff, Jr.
                                               -------------------------------
                                               JAMES M. SENEFF, JR.
                                               Chief Executive Officer
                                               (Principal Executive Officer)


                                            By:/s/ Robert A. Bourne
                                               -------------------------------
                                               ROBERT A. BOURNE
                                               President and Treasurer
                                               (Principal Financial and
                                               Accounting Officer)

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