Form 10-K/A
period 2002-12-31
CNL INCOME FUND III LTD
filed 2004-01-09
CIK 817845

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

          Securities registered pursuant to Section 12 (b) of the Act:

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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

The Form 10-K of CNL Income Fund III, Ltd. (the "Partnership") for the year ended December 31, 2002, is being amended to include, in Item 15(d), summarized financial information of one of its tenants, IHOP Corp. as a result of the fact that this tenant leased more than 20 percent of the Partnership's total assets for the year ended December 31, 2002. This summarized financial information was not available to the Partnership at the time the Partnership filed its Form 10-K for the year ended December 31, 2002.


                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


    (d) The Partnership is required to file audited financial information of its tenant, IHOP Corp. because this tenant leased more than 20 percent of the Partnership's total assets for the year ended December 31, 2002. The summarized financial information presented for IHOP Corp. and Subsidiaries as of December 31, 2002 and 2001, and for the three years in the period ended December 31, 2002 was obtained from the Form 10-K filed by IHOP Corp. and Subsidiaries with the Securities and Exchange Commission.

                           IHOP Corp. and Subsidiaries
                             Selected Financial Data
                                 (In Thousands)


                Consolidated Balance Sheet Data:

                                                                                  December 31,
                                                                             2002              2001
                                                                         --------------    --------------

                Current Assets                                               $ 159,101         $  59,160
                Noncurrent Assets                                              660,699           582,269
                                                                         --------------    --------------
                     Total Assets                                          $ 819,800           $ 641,429
                                                                         ==============    ==============

                Current Liabilities                                        $    53,564         $  44,529
                Noncurrent Liabilities                                         401,847           284,470
                Stockholders' Equity                                           364,389           312,430
                                                                         --------------    --------------
                     Total Liabilities and Stockholders' Equity              $ 819,800         $ 641,429
                                                                         ==============    ==============



              Consolidated Statements of Operations Data:
                                                                          Year Ended December 31,
                                                                   2002            2001             2000
                                                               -------------  ----------------  -------------

              Gross Revenues                                      $ 365,874         $ 324,436      $ 303,244
              Costs and Expenses (including income taxes)          (325,026 )        (284,148 )     (267,906 )
                                                               -------------  ----------------  -------------

              Net Income                                          $  40,848         $  40,288      $  35,338
                                                               =============  ================  =============



                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of January, 2004.

                                             CNL INCOME FUND III, LTD.

                                             By:CNL REALTY CORPORATION
                                                General Partner

                                                /s/ Robert A. Bourne
                                                -----------------------------
                                                ROBERT A. BOURNE, President


                                             By:ROBERT A. BOURNE
                                                General Partner

                                                /s/ Robert A. Bourne
                                                -----------------------------
                                                ROBERT A. BOURNE


                                             By:JAMES M. SENEFF, JR.
                                                General Partner

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

               Signature                                  Title                                  Date

/s/ Robert A. Bourne                     President,   Treasurer   and   Director            January 5, 2004
------------------------------------     (Principal Financial and Accounting
Robert A. Bourne                         Officer)

/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            January 5, 2004
------------------------------------     (Principal Executive Officer)
James M. Seneff, Jr.

                                  EXHIBIT 31.1

                                  EXHIBIT 31.2