Form 10-K
period 2003-12-31
CNL INCOME FUND III LTD
filed 2004-03-30
CIK 817845

7UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       OR

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

         As of December 31, 2000, the Partnership owned 20 Properties directly and seven Properties indirectly through joint venture or tenancy-in-common arrangements. During 2001, the Partnership sold its Properties in Schererville, Indiana and Washington, Illinois. During 2002, Titusville Joint Venture, in which the Partnership owned a 73.4% interest, sold its Property and the Partnership and the joint venture partner liquidated the joint venture. In addition, during 2002, the Partnership sold its Properties in Montgomery, Alabama; Altus, Oklahoma; and Canton Township, Michigan. During 2003, the Partnership sold its Property in Fayetteville, North Carolina. As of December 31, 2003, the Partnership owned 14 Properties directly and six Properties indirectly through joint venture or tenancy-in-common arrangements. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         The Partnership holds its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners consider factors such as potential capital appreciation, net cash flow, and federal income taxes. Certain lessees have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under Property or joint venture purchase options granted to certain lessees.

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

         Generally, the leases of the Properties provide for two to four successive five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 16 of the Partnership's 20 Properties also have been granted options to purchase Properties at each Property's then fair market value, or pursuant to a formula based on the original cost of the Property, if greater, after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent firm.

         The leases generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership must first offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         In January 2002, Houlihan's Restaurant, Inc., filed for bankruptcy and rejected the one lease it has with the Partnership. In February 2003, the Partnership sold this Property to a third party. The Partnership used the sales proceeds from this sale to make a special distribution to the Limited Partners.

Major Tenants

         During 2003, two lessees of the Partnership, Winston's GC No. 1, Inc., and IHOP Properties, Inc., each contributed more than 10% of the Partnership's total rental revenues (including total rental revenues from the Partnership's consolidated joint venture and the Partnership's share of total rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2003, Winston's GC No. 1, Inc. was the lessee under a lease relating to one restaurant, and IHOP Properties Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these two lessees will each continue to contribute more than 10% of the Partnership's total rental revenues in 2004. In addition, five Restaurant Chains, IHOP, KFC, Golden Corral Buffet and Grill ("Golden Corral"), Taco Bell, and Pizza Hut each accounted for more than 10% of the Partnership's total rental revenues during 2003 (including total rental revenues from the Partnership's consolidated joint venture and the Partnership's share of total rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). In 2004, it is anticipated that these five Restaurant Chains each will continue to account for more than 10% of total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or any of these Restaurant Chains will materially affect the Partnership's operating results, if the Partnership is not able to re-lease these Properties in a timely manner. As of December 31, 2003, IHOP Properties, Inc. leased Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The Partnership has entered into the following joint venture and tenancy in common arrangements as of December 31, 2003:

             Entity Name                Year     Ownership               Partners                    Property

Tuscawilla Joint Venture                1987      69.07 %     Various third party partners    Winter Springs, FL

CNL Income  Fund III,  Ltd.,  and CNL   1997      33.00 %     CNL Income Fund IX, Ltd.        Englewood, CO
     Income  Fund IX,  Ltd.,  Tenants
     in Common

CNL  Income  Fund  III,   Ltd.,   CNL   1997       9.84%      CNL Income Fund VII,  Ltd. CNL  Miami, FL
     Income  Fund  VII,   Ltd.,   CNL                         Income   Fund  X,   Ltd.   CNL
     Income  Fund  X,  Ltd.,  and CNL                         Income Fund XIII, Ltd.
     Income Fund XIII, Ltd.,  Tenants
     in Common

CNL Income Fund II, Ltd.,  CNL Income   1998       25.87%     CNL Income Fund II, Ltd.,       Overland Park, KS
     Fund III,  Ltd.,  and CNL Income                         CNL Income Fund VI, Ltd.
     Fund VI, Ltd., Tenants in Common

RTO Joint Venture                       1998       46.88%     CNL Income Fund V, Ltd.         Orlando, FL



             Entity Name                Year     Ownership               Partners                    Property

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

         The joint venture and tenancy in common arrangements provide for the Partnership and its joint venture or tenancy in common partners to share in all costs and benefits in proportion to each partner's percentage interest in the entity or Property. The Partnership and its partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture or tenancy in common. Net cash flow from operations is distributed to each joint venture or tenancy in common partner in accordance with its respective percentage interest in the entity or Property.

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

         The joint venture and tenancy in common agreements restrict each party's ability to sell, transfer or assign its interest without first offering it for sale to its partner, either upon such terms and conditions as to which the parties may agree or, in the event the parties cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture or tenancy in common interest.

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

Certain Management Services

         RAI Restaurants, Inc. (the "Advisor"), an affiliate of the General Partners, provided certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, the Advisor is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices, and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay the Advisor an annual fee of one-half of one percent of Partnership assets (valued at cost) under management, not to exceed the lesser of one percent of gross rental revenues or competitive fees for comparable services. Under the management agreement, the property management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, noncumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement"). In any year in which the Limited Partners have not received the 10% Preferred Return, no property management fee will be paid.

         The property management agreement continues until the Partnership no longer owns an interest in any Properties unless terminated at an earlier date upon 60 days' prior notice by either party.

         During 2003, CNL Capital Management, Inc., ("CCM"), a wholly owned subsidiary of CNL Financial Group, Inc., began providing certain strategic advisory services to the General Partners relative to the Partnership's business. CCM is not reimbursed for these services by the Partnership. CCM also began providing some accounting and portfolio management services to the Partnership during 2003, through a subcontract with the Advisor.

Competition

         The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

Employees

         The  Partnership   has  no  employees.   The  officers  of  CNL  Realty
Corporation, the officers and employees of CNL Restaurant Properties, Inc. (formerly CNL American Properties Fund, Inc.), the parent company of the Advisor, and the officers and employees of CCM perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2003, the Partnership owned 20 Properties. Of the 20 Properties, 14 are owned by the Partnership in fee simple, two are owned through joint venture arrangements and four are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement.

Description of Properties

         Land. The Partnership's Property sites range from approximately 11,800 to 67,300 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership, either directly or indirectly through joint venture or tenancy in common arrangements, as of December 31, 2003 by state.

               State                                   Number of Properties

               Alabama                                            1
               Arizona                                            1
               California                                         1
               Colorado                                           1
               Florida                                            4
               Georgia                                            1
               Kansas                                             2
               Minnesota                                          1
               Missouri                                           1
               Nebraska                                           1
               Texas                                              6
                                                            --------------
               TOTAL PROPERTIES                                  20
                                                            ==============

         Buildings. Each of the Properties includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,900 to 7,900 square feet. Generally, all buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2003, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight-line method using depreciable lives of 31.5 and 39 years for federal income tax purposes.

         As of December 31, 2003, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures (including the Properties owned through tenancy in common arrangements) for federal income tax purposes was $9,686,435 and $7,858,323, respectively.

         The following table lists the Properties owned by the Partnership, either directly or indirectly through joint venture or tenancy in common arrangements, as of December 31, 2003 by Restaurant Chain.

                Restaurant Chain                           Number of Properties

                Burger King                                          1
                Casey's Grill                                        1
                Chevy's Fresh Mex                                    1
                Golden Corral                                        1
                IHOP                                                 4
                KFC                                                  4
                Pizza Hut                                            3
                Ruby Tuesday                                         1
                Taco Bell                                            2
                Other                                                2
                                                               --------------
                TOTAL PROPERTIES                                    20
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

         Leases. The Partnership leases the Properties to operators of Restaurant Chains. The leases are generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance.

         The following is a schedule of the average rent per Property and occupancy rates for each of the years ended December 31:

                                    2003              2002              2001              2000               1999
                                -------------     -------------    ---------------    --------------     --------------

Rental Revenues (1)(2)           $ 1,426,633       $ 1,536,998        $ 1,869,205        $1,947,948        $ 1,939,767
Properties (2)                            20                20                 24                26                 27
Average Rent per
     Property                      $  71,332         $  76,850          $  77,884          $ 74,921          $  71,843
Occupancy Rate                          100%               95%                96%               96%                98%

(1) Rental revenues include the Partnership's share of rental revenues from the Properties owned through joint venture arrangements and the Properties owned through tenancy in common arrangements.

(2) Excludes Properties that were vacant at December 31, and that did not generate rental revenues during the year ended December 31.

         The following is a schedule of lease expirations for leases in place as of December 31, 2003 for the next ten years and thereafter.

                                                                                      Percentage of
               Expiration Year          Number            Annual Rental                Gross Annual
               Year                  of Leases              Revenues                 Rental Income
               ----------------     ---------------    ---------------------     -------------------------

               2004                             --                       --                      --
               2005                             --                       --                      --
               2006                              2               $  126,249                  10.02%
               2007                              4                  190,856                  15.15%
               2008                              5                  370,481                  29.40%
               2009                             --                       --                      --
               2010                              1                   46,651                   3.70%
               2011                             --                       --                      --
               2012                              2                   49,351                   3.92%
               2013                              1                  109,978                   8.73%
               Thereafter                        5                  366,456                  29.08%
                                         ----------          ---------------           -------------
               Total (1)                        20              $ 1,260,022                 100.00%
                                         ==========          ===============           =============

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2003 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

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


Item 3.  Legal Proceedings

         Neither the Partnership, nor its General Partners, nor any affiliate of the Partnership, nor any of their respective Properties, is party to, or subject to, any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 12, 2004, there were 2,009 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2003, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 2003, the price paid for any Unit transferred pursuant to the Plan ranged from $339 to $475 per Unit. The price paid for any Units transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2003 and 2002 other than pursuant to the Plan, net of commissions.

                                            2003 (1)                                    2002 (1)
                              -------------------------------------      ------------------------------------
                               High         Low         Average           High         Low         Average
                              --------    ---------    ----------        --------    ---------    -----------
    First Quarter              $330        $ 205         $ 255            $298        $ 212          $ 228
    Second Quarter              336          200           268             215          215            215
    Third Quarter               339          339           339             323          215            237
    Fourth  Quarter             339          259           291             181          181            181

       (1) A total of 215 and 615 Units were transferred  other than pursuant to
           the  Plan  for  the  years   ended   December   31,  2003  and  2002,
           respectively.

         The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 2003 and 2002, the Partnership declared cash distributions of $1,756,252 and $3,082,500, respectively, to the Limited Partners. Distributions during 2003 and 2002 included $350,000 and $1,600,000, respectively, in special distributions, as a result of the distribution of net sales proceeds from the 2003 sale of the Property in Fayetteville, North Carolina and the 2002 sales of the Properties in Montgomery, Alabama; Altus, Oklahoma; and Canton Township, Michigan, and the liquidating distribution received from Titusville Joint Venture and the 2001 sale of the Property in Washington, Illinois. These amounts were applied toward the Limited Partners' cumulative 10% Preferred Return. These special distributions were effectively a return of a portion of the Limited Partners' investment, although, in accordance with the Partnership agreement, it was applied to the Limited Partners' unpaid cumulative preferred return. The reduced number of Properties for which the Partnership receives rental payments, as well as ongoing operations, reduced the Partnership's revenues. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, resulted in a decrease in cash distributions to the Limited Partners commencing during the quarters ended March 31, 2003, December 31, 2002 and March 31, 2002. No amounts distributed to the Limited Partners for the years ended December 31, 2003 and 2002, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

                                               2003               2002
                                           -------------      --------------

              First Quarter                   $ 701,563           $ 975,000
              Second Quarter                    351,563             375,000
              Third Quarter                     351,563             375,000
              Fourth Quarter                    351,563           1,357,500

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although the General Partners, in their sole discretion, may elect to pay distributions monthly.

(b)      Not applicable.

Item 6.  Selected Financial Data

                                            2003           2002            2001            2000             1999
                                        -------------- -------------   --------------  --------------   -------------

Year ended December 31:
     Continuing Operations:
       Revenues                           $ 1,210,434    $1,274,989       $1,561,515     $ 1,451,913     $ 1,509,847
       Equity in earnings of
         unconsolidated joint
         ventures                             211,613       207,800          139,219          23,956         170,966
       Income from continuing
         operations (1)                     1,019,470     1,016,488          974,444       1,035,999       1,453,338

     Discontinued Operations (4):
       Revenues                                    --        72,147          312,617         311,885         313,429
       Income (loss) from and gain
         (loss) on disposal of
         discontinued operations (3)           (1,898 )    (736,689 )        (56,397 )       277,433         277,333

Net income                                  1,017,572       279,799          918,047       1,313,432       1,730,671

Income (loss) per unit:
       Continuing operations                $   20.39     $   20.33         $  19.49       $   20.72       $   29.06
       Discontinued operations                  (0.04 )      (14.73 )          (1.13 )          5.55            5.55
                                        -------------- -------------   --------------  --------------   -------------
                                            $   20.35      $   5.60         $  18.36       $   26.27       $   34.61
                                        ============== =============   ==============  ==============   =============

Cash distributions declared (2)           $ 1,756,252    $3,082,500      $ 2,400,000     $ 2,475,000     $ 2,000,000

Cash distributions declared per
     Unit (2)                                   35.13         61.65            48.00           49.50           40.00

At December 31:
     Total assets                         $10,162,667   $11,948,538      $13,680,116     $15,157,134    $ 16,472,518
     Total partners' capital                9,416,041    10,154,721       12,957,422      14,439,375      15,600,943

(1) Income from continuing operations for the years ended December 31, 2001, 2000, and 1999, includes gains on sale of assets of $297,741, $16,855, and $293,512, respectively, and a loss on sale of assets of $9,945 during the year ended December 31, 2002. In addition, income from continuing operations for the year ended December 31, 2001, includes provision for write-down of assets of $553,673.

(2) Distributions for the years ended December 31, 2003, 2002, 2001, and 2000, include a special distribution to the Limited Partners of $350,000, $1,600,000, $650,000, and $600,000, respectively, as a result of the distribution of the net sales proceeds from sold Properties.

(3) Income (loss) from and gain (loss) on disposal of discontinued operations for the years ended December 31, 2002 and 2001 includes $647,285 and $331,304, respectively, from provisions for write-down of assets. Income (loss) from and gain (loss) on disposal of discontinued operations for the years ended December 31, 2003 and 2002 includes $2,225 from gain on disposal of discontinued operations and $113,780 from loss on disposal of discontinued operations, respectively.

(4) Certain items in prior years' financial data have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total net income. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations. The results of operations relating to properties that were either identified for sale and disposed of subsequent to January 1, 2002 or were classified as held for sale as of December 31, 2003 are reported as discontinued operations for all periods presented.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on June 1, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, to be leased primarily to operators of Restaurant Chains. The leases generally are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $23,000 to $191,900. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some leases provide for increases in the annual base rent during the lease term. As of December 31, 2003, the Partnership owned 14 Properties directly and six Properties indirectly through joint venture or tenancy-in-common arrangements. As of December 31, 2002, the Partnership owned 15 Properties directly and six Properties indirectly through joint venture or tenancy-in-common arrangements. As of December 31, 2001, the Partnership owned 18 Properties directly and seven Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $1,175,884, $1,433,388, and $1,747,573, during the years ended December 31, 2003, 2002, and 2001, respectively. The decrease in cash from operating activities during 2003, and 2002, each as compared to the previous year, was the result of changes in the Partnership's working capital, such as the timing of transactions relating to the collection of receivables and the payment of expenses, and changes in income and expenses, such as changes in rental revenues resulting from the sale of Properties and changes in operating and Property related expenses.

         Other sources and uses of cash included the following during the years ended December 31, 2003, 2002, and 2001.

         During 2001, the Partnership sold its Properties in Schererville, Indiana and Washington, Illinois and received net sales proceeds of approximately $1,336,700, resulting in a total gain of approximately $297,700. In connection with these sales, the Partnership received $60,000 from one of the former tenants in consideration of the Partnership releasing the tenant from its obligation under the terms of its lease. The Partnership distributed the net sales proceeds from these sales as special distributions to the Limited Partners, as described below.

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

         In February 2003, the Partnership sold its Property in Fayetteville, North Carolina, to a third party and received net sales proceeds of approximately $383,300, resulting in a gain on disposal of discontinued operations of approximately $2,200. The Partnership had recorded provisions for write-down of assets in previous years relating to this asset. The Partnership distributed the sales proceeds as a special distribution to the Limited Partners, as described below.

         In connection with the sales of the above Properties, the Partnership incurred deferred, subordinated real estate disposition fees of $12,375, $45,300, and $40,928, during the years ended December 31, 2003, 2002, and 2001, respectively. Payment of the real estate disposition fees is subordinated to the receipt by the Limited Partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions.

         None of the Properties owned by the Partnership, or the joint ventures or tenancy in common arrangements in which the Partnership owns an interest, are or may be encumbered. Subject to certain restrictions on borrowings from the General Partners, however, the Partnership may borrow, at the discretion of the General Partners, for the purpose of maintaining the operations of the Partnership. The Partnership will not encumber any of the Properties in connection with any borrowings or advances. The Partnership also will not borrow under circumstances which would make the Limited Partners liable to creditors of the Partnership. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

         At December 31, 2003, the Partnership had $771,278 in cash and cash equivalents, as compared to $1,994,246 at December 31, 2002. At December 31, 2003, these funds were held in non-interest bearing demand deposit accounts at a commercial bank. The decrease in cash and cash equivalents was primarily a result of the Partnership distributing to the Limited Partners, in the form of a special distribution as described below, sales proceeds that were held at December 31, 2002. The funds remaining at December 31, 2003, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations to the extent that the General Partners determine that such funds are available for distribution. Based primarily on current and anticipated future cash from operations and, for the years ended December 31, 2003, 2002, and 2001, the liquidating distribution received from Titusville joint venture and a portion of the sales proceeds received from the sales of Properties, the Partnership declared distributions to the Limited Partners of $1,756,252, $3,082,500, and $2,400,000, for the years ended December 31, 2003, 2002, and 2001, respectively. This represents distributions of $35.13, $61.65, and $48.00, per Unit for the years ended December 31, 2003, 2002, and 2001, respectively. Distributions for 2003 included $350,000 in a special distribution as a result of the distribution of net sales proceeds from the sale of the Property in Fayetteville, North Carolina. Distributions for 2002 included $1,600,000 in special distributions as a result of the distribution of net sales proceeds from the 2002 sales of the Properties in Montgomery, Alabama; Altus, Oklahoma; and Canton Township, Michigan, the liquidating distribution received from Titusville Joint Venture, and the 2001 sale of the Property in Washington, Illinois. Distributions for 2001 included $650,000 as a result of the distribution of the net sales proceeds from the sale of the Property in Schererville, Indiana. These special distributions were effectively a return of a portion of the Limited Partners' investment, although, in accordance with the Partnership agreement, it was applied to the Limited Partner's unpaid cumulative 10% Preferred Return. As a result of the sales of the Properties, the Partnership's total revenue was reduced and is expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses remained and are expected to remain fixed. Due to the sales of Properties and current and anticipated future cash from operations, distributions of net cash flow were adjusted during 2003, 2002, and 2001. No amounts distributed to the Limited Partners for the years ended December 31, 2003, 2002, or 2001, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income during the years ended December 31, 2003, 2002, or 2001.

         At December 31, 2003 and 2002, the Partnership owed $8,094 and $10,652, respectively, to affiliates for operating expenses and accounting and administrative services. As of March 12, 2004, these amounts had been reimbursed to affiliates. In addition, during the years ended December 31, 2003 and 2002, the Partnership incurred $12,375 and $45,300, respectively, in real estate disposition fees due to an affiliate as a result of services provided in connection with the sale of several Properties, as described above. The payment of such fees is deferred until the Limited Partners have received the sum of their cumulative 10% Preferred Return and their adjusted capital contributions. Other liabilities, including distributions payable, were $434,222 and $1,426,015 at December 31, 2003 and 2002, respectively. The decrease at December 31, 2003, as compared to December 31, 2002, was primarily a result of the Partnership paying the special distribution declared at December 31, 2002 during 2003. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Off-Balance Sheet Transactions

         The Partnership holds interests in various unconsolidated joint venture and tenancy in common arrangements that are accounted for using the equity method. The General Partners do not believe that any such interest would constitute an off-balance sheet arrangement requiring any additional disclosures under the provisions of the Sarbanes-Oxley Act of 2002.

Contractual Obligations, Contingent Liabilities, and Commitments

         The Partnership has no contractual obligations, contingent liabilities, or commitments as of December 31, 2003.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Critical Accounting Policies

         The Partnership's leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for using either the direct financing or the operating methods. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumption regarding collectibility of lease payments could result in a change in accounting for the lease.

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

         Management reviews the Partnership's Properties and investments in unconsolidated entities for impairment at least once a year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment is based on the carrying amount of the Property or investment at the date it is tested for recoverability compared to the sum of the estimated future cash flows expected to result from its operation and sale through the expected holding period. If an impairment is indicated, the asset is adjusted to its estimated fair value.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, when the Partnership makes the decision to sell or commits to a plan to sell a Property within one year, its operating results are reported as discontinued operations.

Results of Operations

Comparison of year ended December 31, 2003 to year ended December 31, 2002

         Rental revenues from continuing operations were $1,030,610 during the year ended December 31, 2003, as compared to $1,077,046 for the same period of 2002. Rental revenues from continuing operations were lower during 2003, as compared to 2002, due to the Partnership selling its Property in Montgomery, Alabama in May 2002. The tenant of this Property experienced financial difficulties during 2002. Rental revenues from continuing operations were also lower during 2003 due to the Partnership terminating the leases relating to the Properties in Hastings, Nebraska and Wichita, Kansas during 2002. Each lease was scheduled to expire in 2002. In connection with the terminated lease in Wichita, Kansas, the Partnership received approximately $8,000 in lease termination income in consideration for the Partnership releasing the tenant from its obligation under the lease. The Partnership re-leased both of these Properties during 2002, each to a new tenant with slightly lower rents. The Partnership also earned $175,424 in contingent rental income during the year ended December 31, 2003, as compared to $171,047 during the same period of 2002.

         The Partnership also earned $211,613 attributable to net income earned by unconsolidated joint ventures during the year ended December 31, 2003, as compared to $207,800 during the same period of 2002. Net income earned by unconsolidated joint ventures remained constant during 2003, as compared to 2002, because there were no changes in the leased Properties owned by the joint ventures and the tenancies in common.

         During 2003, two lessees of the Partnership, Winston's GC No. 1, Inc., and IHOP Properties, Inc., each contributed more than 10% of the Partnership's total rental revenues (including total rental revenues from the Partnership's consolidated joint venture and the Partnership's share of total rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2003, Winston's GC No. 1, Inc. was the lessee under a lease relating to one restaurant, and IHOP Properties Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these two lessees will each continue to contribute more than 10% of the Partnership's total rental revenues in 2004. In addition, five Restaurant Chains, IHOP, KFC, Golden Corral, Taco Bell, and Pizza Hut each accounted for more than 10% of the Partnership's total rental revenues during 2003 (including total rental revenues from the Partnership's consolidated joint venture and the Partnership's share of total rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). In 2004, it is anticipated that these five Restaurant Chains each will continue to account for more than 10% of total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or any of these Restaurant Chains will materially affect the Partnership's operating results, if the Partnership is not able to re-lease these Properties in a timely manner.

         The Partnership earned $4,400 in interest and other income during the year ended December 31, 2003, as compared to $18,916 during the same period of 2002. Interest and other income was higher during 2002 because the Partnership earned interest on a mortgage note receivable held in connection with the 2002 sale of the Property in Montgomery, Alabama. The mortgage note receivable was paid in full in August 2002. In addition, the Partnership distributed sales proceeds during 2002 that had been held in interest bearing bank accounts.

         Operating expenses, including depreciation expense, were $385,349 during the year ended December 31, 2003, as compared to $439,066 during the same period of 2002. Operating expenses were lower during 2003, due to a decrease in the amount of state tax expense relating to several states in which the Partnership conducts business and a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. In addition, operating expenses were higher during 2002 because the Partnership incurred Property expenses such as legal fees, real estate taxes, insurance and repairs and maintenance relating to the Property in Montgomery, Alabama. The tenant of this Property experienced financial difficulty during 2002. The Partnership sold this Property in May 2002. The Partnership did not incur Property expenses relating to this Property subsequent to its sale.

         As a result of the sale of the Property in Montgomery, Alabama, the Partnership recognized a loss on sale of assets of approximately $9,900 during the year ended December 31, 2002. Because this Property was identified for sale prior to the January 2002 implementation of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations relating to this Property were included as Income from Continuing Operations in the accompanying financial statements.

         During the year ended December 31, 2002, the Partnership identified for sale three Properties that were classified as Discontinued Operations in the accompanying financial statements. The Partnership recognized a net rental loss (rental revenues less Property related expenses and provision for write-down of assets) of $622,909 during the year ended December 31, 2002, relating to these three Properties. The net rental loss was primarily a result of the Partnership recording provisions for write-down of assets. The Partnership recorded provisions for write-down of assets of approximately $567,600 and $79,700 relating to the Properties in Fayetteville, North Carolina and Altus, Oklahoma, respectively. The tenant of the Fayetteville Property filed for bankruptcy in January 2002 and rejected the lease related to this Property. The Partnership sold the Properties in Altus, Oklahoma and Canton Township, Michigan in September 2002 and recognized a loss on disposal of discontinued operations of approximately $80,600 relating to the Property in Canton Township, Michigan. In December 2002, the Partnership recorded an additional loss of approximately $33,200 relating to this Property, as described above. In February 2003, the Partnership sold the Property in Fayetteville, North Carolina, and recorded a gain on disposal of discontinued operations of approximately $2,200. The Partnership had recorded provisions for write-down of assets in previous years relating to this Property. The Partnership recognized a net rental loss of $4,123 during the year ended December 31, 2003 relating to this Property.

Comparison of year ended December 31, 2002 to year ended December 31, 2001

         Rental revenues from continuing operations were $1,077,046 during the year ended December 31, 2002, as compared to $1,262,340 for the same period of 2001. Rental revenues from continuing operations were lower during 2002, as compared to 2001, because the Partnership sold several Properties during 2001 and 2002. Rental revenues are expected to remain at reduced amounts due to the fact that the Partnership used the majority of these net sales proceeds to pay liabilities of the Partnership and to make distributions to the Limited Partners.

         The Partnership also earned $171,047 in contingent rental income during the year ended December 31, 2002, as compared to $195,533 during the same period of 2001. The decrease in contingent rental income during 2002, as compared to 2001, was primarily due to a decrease in the reported gross sales of the restaurants with leases that require the payment of contingent rental income.

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

         The Partnership also earned $207,800 attributable to net income earned by unconsolidated joint ventures during the year ended December 31, 2002, as compared to $139,219 during the same period of 2001. Net income earned by unconsolidated joint ventures was lower during the year ended December 31, 2001, as compared to the same period of 2002 because during 2001, Titusville Joint Venture, in which the Partnership owned a 73.4% interest, recorded a provision for write-down of assets of approximately $38,300. The Property owned by the joint venture became vacant during 1997. Titusville Joint Venture had previously recorded a provision for write-down of assets relating to this Property. The increase in the provision during 2001 represented the difference between the Property's net carrying value and its estimated fair value. In January 2002, Titusville Joint Venture sold its Property to a third party and received net sales proceeds of approximately $165,600 resulting in a gain of approximately $4,900 to the joint venture. The Partnership and the joint venture partner dissolved the joint venture in accordance with the joint venture agreement. No gain or loss was recorded relating to the dissolution of the joint venture.

         The Partnership earned $18,916 in interest and other income during the year ended December 31, 2002, as compared to $23,642 during the same period of 2001.

         Operating expenses, including depreciation expense and provision for write-down of assets, were $439,066 for the year ended December 31, 2002, as compared to $1,006,751 for the same period of 2001. Operating expenses were higher during 2001, as compared to 2002, partially because the Partnership recorded a provision for write-down of assets of approximately $553,700 relating to the Property in Montgomery, Alabama during 2001. The tenant of this Property experienced financial difficulties. The provision represented the difference between the net carrying value of the Property at December 31, 2001 and its estimated fair value. In addition, the Partnership incurred property expenses such as insurance, repairs and maintenance, legal fees and real estate taxes relating to this Property. In May 2002, the Partnership sold this Property. Operating expenses were lower during 2002, as compared to 2001, because depreciation was lower as a result of the sale of several Properties during 2001 and 2002. The decrease in operating expenses during the year ended December 31, 2002 was partially offset by an increase in the amount of state tax expense relating to certain states in which the Partnership conducts business.

         As a result of Property sales during 2002 and 2001 the Partnership recognized a loss on sale of assets of approximately $9,900 and a gain on sale of assets of approximately $297,700, during the years ended December 31, 2002, and 2001, respectively. Because these Properties were identified for sale prior to the January 2002 implementation of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations relating to these Properties were included as Income from Continuing Operations in the accompanying financial statements.

         During the year ended December 31, 2002, the Partnership identified for sale three Properties that were classified as Discontinued Operations in the accompanying financial statements. The Partnership recognized a net rental loss (rental revenues less Property related expenses and provision for write-down of assets) of $622,909 and $56,397 during the years ended December 31, 2002 and 2001, respectively, relating to these three Properties. The net rental loss during 2002 and 2001 was primarily a result of the Partnership recording provisions for write-down of assets. The Partnership recorded provisions for write-down of assets of approximately $567,600 and $331,300 relating to the Property in Fayetteville, North Carolina during the years ended December 31, 2002 and 2001, respectively. The tenant of the Fayetteville Property filed for bankruptcy in January 2002 and rejected the lease related to this Property. In addition, the net rental loss during 2002 was partially a result of the Partnership recording a provision for write-down of assets of approximately $79,700 relating to the Property in Altus, Oklahoma. The Partnership sold the Properties in Altus, Oklahoma and Canton Township, Michigan in September 2002 and recognized a loss on disposal of discontinued operations of approximately $80,600 relating to the Property in Canton Township, Michigan. In December 2002, the Partnership recorded an additional loss of approximately $33,200 relating to this Property, as described above. In February 2003, the Partnership sold the Property in Fayetteville, North Carolina, as described above.

         The General Partners continuously evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the Limited Partners.

         The Partnership's leases as of December 31, 2003 are generally triple-net leases and, in general, contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on the results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities, FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), to clarify some of the provisions of FIN 46. Under FIN 46R, special effective date provisions apply to entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Partnership did not fully or partially apply FIN 46 prior to the issuance of FIN 46R. Also, the Partnership does not have interests in structures commonly referred to as special-purpose entities. Therefore, application of FIN 46R is required in the Partnership's financial statements for periods ending after March 15, 2004. The General Partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

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


Item 8.  Financial Statements and Supplementary Data

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)



                                    CONTENTS






                                                                      Page

Report of Independent Certified Public Accountants                     19

Financial Statements:

     Balance Sheets                                                    20

     Statements of Income                                              21

     Statements of Partners' Capital                                   22

     Statements of Cash Flows                                          23-24

     Notes to Financial Statements                                     25-36

               Report of Independent Certified Public Accountants




To the Partners
CNL Income Fund III, Ltd.


In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund III, Ltd. (a Florida limited partnership) at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As  described in Note 1 to the  financial  statements,  on January 1, 2002,  the
Partnership  adopted  Statement  of  Financial   Accounting  Standards  No.  144
"Accounting for the Impairment or Disposal of Long-Lived Assets."




/s/ PricewaterhouseCoopers LLP

Orlando, Florida
March 24, 2004

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                                                         December 31,
                                                                                 2003                        2002
                                                                           ------------------           ----------------

                          ASSETS

Real estate properties with operating leases, net                               $  7,153,757               $  7,362,460
Real estate held for sale                                                                 --                    368,737
Investment in joint ventures                                                       2,073,601                  2,084,178
Cash and cash equivalents                                                            771,278                  1,994,246
Receivables                                                                           11,793                     10,165
Due from related parties                                                                  --                         30
Accrued rental income                                                                118,373                     95,861
Other assets                                                                          33,865                     32,861
                                                                           ------------------           ----------------

                                                                               $  10,162,667               $ 11,948,538
                                                                           ==================           ================

             LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                            $     4,758                 $   21,199
Real estate taxes payable                                                             10,070                     11,892
Distributions payable                                                                351,563                  1,357,500
Due to related parties                                                               190,544                    243,170
Rents paid in advance and deposits                                                    67,831                     35,424
                                                                           ------------------           ----------------
        Total liabilities                                                            624,766                  1,669,185

Minority interest                                                                    121,860                    124,632

Partners' capital                                                                  9,416,041                 10,154,721
                                                                           ------------------           ----------------

                                                                               $  10,162,667               $ 11,948,538
                                                                           ==================           ================

                See accompanying notes to financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                                  Year Ended December 31,
                                                                       2003                 2002                  2001
                                                                   --------------       --------------        --------------
Revenues:
    Rental income from operating leases                              $ 1,030,610          $ 1,060,789           $ 1,221,725
    Earned income from direct financing leases                                --               16,257                40,615
    Contingent rental income                                             175,424              171,047               195,533
    Lease termination income                                                  --                7,980                80,000
    Interest and other income                                              4,400               18,916                23,642
                                                                   --------------       --------------        --------------
                                                                       1,210,434            1,274,989             1,561,515
                                                                   --------------       --------------        --------------
Expenses:
    General operating and administrative                                 167,151              186,618               195,785
    Property related                                                       5,263               19,425                 7,995
    State and other taxes                                                  4,232               24,322                14,395
    Depreciation                                                         208,703              208,701               234,903
    Provisions for write-down of assets                                       --                   --               553,673
                                                                   --------------       --------------        --------------
                                                                         385,349              439,066             1,006,751
                                                                   --------------       --------------        --------------

Income before gain (loss) on sale of assets, minority
    interest, and equity in earnings of unconsolidated joint
    ventures                                                             825,085              835,923               554,764

Gain (loss) on sale of assets                                                 --               (9,945 )             297,741

Minority interest                                                        (17,228 )            (17,290 )             (17,280 )

Equity in earnings of unconsolidated joint ventures                      211,613              207,800               139,219
                                                                   --------------       --------------        --------------

Income from continuing operations                                      1,019,470            1,016,488               974,444
                                                                   --------------       --------------        --------------

Discontinued operations:
    Loss from discontinued operations                                     (4,123 )           (622,909 )             (56,397 )
    Gain (loss) on disposal of discontinued operations                     2,225             (113,780 )                  --
                                                                   --------------       --------------        --------------
                                                                          (1,898 )           (736,689 )             (56,397 )
                                                                   --------------       --------------        --------------

Net income                                                           $ 1,017,572           $  279,799            $  918,047
                                                                   ==============       ==============        ==============

Income (loss) per limited partner unit:
    Continuing operations                                              $   20.39            $   20.33             $   19.49
    Discontinued operations                                                (0.04 )             (14.73 )               (1.13 )
                                                                   --------------       --------------        --------------

                                                                       $   20.35            $    5.60             $   18.36
                                                                   ==============       ==============        ==============

Weighted average number of limited partner units
    outstanding                                                           50,000               50,000                50,000
                                                                   ==============       ==============        ==============

                See accompanying notes to financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2003, 2002, and 2001

                                           General Partners                                             Limited Partners
                                 --------------------------------------    ---------------------------------------------------------
                                                        Accumulated                                               Accumulated
                                  Contributions          Earnings          Contributions      Distributions        Earnings
                                 -----------------   ------------------   ----------------   ----------------  ------------------

Balance, December 31, 2000            $   161,500         $    209,871      $  25,000,000      $ (31,102,387 )     $  23,035,289

    Distributions to limited
      partners ($48.00 per
      limited partner unit)                    --                   --                 --         (2,400,000 )                --
    Net income                                 --                   --                 --                 --             918,047
                                 -----------------   ------------------   ----------------   ----------------  ------------------

Balance, December 31, 2001                161,500              209,871         25,000,000        (33,502,387 )        23,953,336

    Distributions to limited
      partners ($61.65 per
      limited partner unit)                    --                   --                 --         (3,082,500 )                --
    Net income                                 --                   --                 --                 --             279,799
                                 -----------------   ------------------   ----------------   ----------------  ------------------

Balance, December 31, 2002                161,500              209,871         25,000,000        (36,584,887 )        24,233,135

    Distributions to limited
      partners ($35.13 per
      limited partner unit)                    --                   --                 --         (1,756,252 )                --
    Net income                                 --                   --                 --                 --           1,017,572
                                 -----------------   ------------------   ----------------   ----------------  ------------------

Balance, December 31, 2003            $   161,500         $    209,871      $  25,000,000      $ (38,341,139 )     $  25,250,707
                                 =================   ==================   ================   ================  ==================


                See accompanying notes to financial statements.

------------------
   Syndication
      Costs              Total
------------------   ---------------

    $  (2,864,898 )    $ 14,439,375



               --        (2,400,000 )
               --           918,047
------------------   ---------------

       (2,864,898 )      12,957,422



               --        (3,082,500 )
               --           279,799
------------------   ---------------

       (2,864,898 )      10,154,721



               --        (1,756,252 )
               --         1,017,572
------------------   ---------------

    $  (2,864,898 )    $  9,416,041
==================   ===============

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                               Year Ended December 31,
                                                                        2003               2002              2001
                                                                   ---------------    ---------------   ---------------

Cash Flows From Operating Activities:
      Net income                                                     $  1,017,572         $  279,799        $  918,047
                                                                   ---------------    ---------------   ---------------
      Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation                                                    208,703            239,520           269,355
          Amortization of investment in direct financing
             leases                                                            --              6,634            20,457
          Minority interest                                                17,228             17,290            17,280
          Equity in earnings of unconsolidated joint
             ventures, net of distributions                                10,577             15,195            38,911
          Loss (gain) on sale of assets                                    (2,225 )          123,725          (297,741 )
          Provision for write-down of assets                                   --            647,285           884,977
          Decrease (increase) in receivables                               (1,628 )           17,363           (21,748 )
          Decrease in due from related parties                                 30                 --             6,956
          Increase in accrued rental income                               (22,512 )          (21,106 )         (57,270 )
          Decrease (increase) in other assets                              (1,004 )             (938 )           1,553
          Increase (decrease) in accounts payable and
             accrued expenses and real estate taxes payable               (18,263 )            8,255              (142 )
          Increase (decrease) in due to related parties                   (65,001 )           68,885            (4,496 )
          Increase (decrease) in rents paid in advance and
             deposits                                                      32,407             31,481           (28,566 )
                                                                   ---------------    ---------------   ---------------
               Total adjustments                                          158,312          1,153,589           829,526
                                                                   ---------------    ---------------   ---------------

Net cash provided by operating activities                               1,175,884          1,433,388         1,747,573
                                                                   ---------------    ---------------   ---------------

Cash Flows From Investing Activities:
      Additions to real estate properties with operating
        leases                                                                 --            (25,200 )              --
      Collections on mortgage note receivable                                  --            926,800                --
      Proceeds from sale of assets                                        383,337            492,394         1,336,681
      Liquidating distribution from joint venture                              --            106,521                --
                                                                   ---------------    ---------------   ---------------
        Net cash provided by investing activities                         383,337          1,500,515         1,336,681
                                                                   ---------------    ---------------   ---------------

Cash Flows From Financing Activities:
      Distributions to limited partners                                (2,762,189 )       (2,162,500 )      (2,400,000 )
      Distributions to holder of minority interest                        (20,000 )          (20,088 )         (20,069 )
                                                                   ---------------    ---------------   ---------------
        Net cash used in financing activities                          (2,782,189 )       (2,182,588 )      (2,420,069 )
                                                                   ---------------    ---------------   ---------------

Net increase (decrease) in cash and cash equivalents                   (1,222,968 )          751,315           664,185

Cash and cash equivalents at beginning of year                          1,994,246          1,242,931           578,746
                                                                   ---------------    ---------------   ---------------

Cash and cash equivalents at end of year                              $   771,278        $ 1,994,246       $ 1,242,931
                                                                   ===============    ===============   ===============

                See accompanying notes to financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                Year Ended December 31,
                                                                        2003             2002            2001
                                                                    --------------   -------------   --------------
Supplemental schedule on non-cash investing and
    financing activities

      Deferred real estate disposition fee incurred and
        unpaid at end of year                                          $   12,375       $  45,300        $  40,928
                                                                    ==============   =============   ==============

      Mortgage note accepted in exchange for sale of assets               $    --      $  960,000           $   --
                                                                    ==============   =============   ==============

      Distributions declared and unpaid at end of year                 $  351,563     $ 1,357,500        $ 437,500
                                                                    ==============   =============   ==============

                See accompanying notes to financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies

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

         Real Estate and Lease Accounting - The Partnership records the acquisitions of real estate properties at cost, including acquisition and closing costs. The real estate properties are leased to third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. During the years ended December 31, 2003, 2002 and 2001, tenants paid, or are expected to pay, directly to real estate taxing authorities approximately $120,900, $120,600 and $139,800, respectively, in estimated real estate taxes in accordance with the terms of their leases.

         The leases of the Partnership provide for base minimum annual rental payments payable in monthly installments. In addition, certain leases provide for contingent rental revenues based on the tenants' gross sales in excess of a specified threshold. The Partnership defers recognition of the contingent rental revenues until the defined thresholds are met. The leases are accounted for using either the operating or the direct financing methods.

               Operating method - Leases accounted for using the operating method are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives of 30 years. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the property is placed in service.

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

         Substantially all leases are for 15 to 20 years and provide for minimum and contingent rentals. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies - Continued

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

         Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks. Cash equivalents are stated at cost plus accrued interest, which approximates market value.

         Cash accounts maintained on behalf of the Partnership in demand deposits at commercial banks may exceed federally insured levels;
         however, the Partnership has not experienced any losses in such accounts.

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

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies - Continued

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

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on partners' capital, net income or cash flows.

         Statement of Financial Accounting Standards No. 144 - Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its estimated fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         FASB Interpretation No. 46 - In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities, FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), to clarify some of the provisions of FIN 46. Under FIN 46R, special effective date provisions apply to entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Partnership did not fully or partially apply FIN 46 prior to the issuance of FIN 46R. Also, the Partnership does not have interests in structures commonly referred to as special-purpose entities. Therefore, application of FIN 46R is required in the Partnership's financial statements for periods ending after March 15, 2004. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies - Continued

         Statement of Financial Accounting Standards No. 150 - In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. One requirement of FAS 150 is that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. FAS 150 initially applied immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Effective October 29, 2003, the FASB deferred implementation of FAS 150 as it applies to minority interests of finite lived Partnerships. The deferral of these provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations project; therefore, no specific timing for the implementation of these provisions has been stated. The implementation of the currently effective aspects of FAS 150 did not have an impact on the Partnership's results of operations. The implementation of the provisions of FAS 150 that have been deferred is not expected to have a material impact on the Partnership's results of operations.

2.       Real Estate Properties with Operating Leases

         Real estate properties with operating leases consisted of the following at December 31:

                                                                       2003                 2002
                                                                -------------------   ------------------

                   Land                                              $   3,781,959        $   3,781,959
                   Buildings                                             6,178,603            6,178,603
                                                                -------------------   ------------------
                                                                         9,960,562            9,960,562

                   Less accumulated depreciation                        (2,806,805 )         (2,598,102 )
                                                                -------------------   ------------------

                                                                     $   7,153,757        $   7,362,460
                                                                ===================   ==================

         During the year ended December 31, 2001, the Partnership recorded a provision for write-down of assets of approximately $244,700 relating to the property located in Montgomery, Alabama, the building portion of which was classified as a direct financing lease. The tenant of this property experienced financial difficulties and vacated the property. The provision represented the difference between the net carrying value of the property at December 31, 2001 and its estimated fair value. In May 2002, the Partnership sold this property to a third party for $400,000. The Partnership received net sales proceeds of approximately $398,300 (consisting of approximately $66,300 in cash and $320,000 in the form of a promissory note) resulting in a loss of approximately $9,900 during the year ended December 31, 2002. The Partnership had recorded a provision for write-down of assets in previous years. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $12,000. This property was identified for sale as of December 31, 2001.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


2.       Real Estate Properties with Operating Leases - Continued

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2003:

                         2004                             $    1,010,322
                         2005                                  1,021,423
                         2006                                    938,777
                         2007                                    896,446
                         2008                                    543,913
                         Thereafter                            2,529,702
                                                    ---------------------

                                                          $    6,940,583
                                                    =====================

3.       Mortgage Notes Receivable

         In connection with the 2002 sale of its property in Montgomery, Alabama, the Partnership accepted a promissory note in the principal sum of $320,000, collateralized by a mortgage on the property. The promissory note bore interest at a rate of ten percent per annum. In August 2002, the Partnership received a balloon payment which included the outstanding principal balance and accrued interest.

         In connection with the 2002 sale of its property in Canton Township, Michigan, the Partnership accepted a promissory note in the principal sum of $640,000, collateralized by a mortgage on the property. The promissory note bore interest at a rate of 10.5% per annum. In December 2002, the Partnership negotiated for an early payoff at a reduced amount and received a balloon payment which included $606,800 of the outstanding principal balance. The Partnership wrote off the accrued interest of $16,800 and remaining principal balance of $33,200.

4.       Investment in Joint Ventures

         As of December 31, 2003, the Partnership had a 46.88% interest in the profits and losses of RTO Joint Venture. The remaining interest in RTO Joint Venture is held by an affiliate of the general partners. The Partnership also had a 33%, a 9.84%, a 25.87%, and a 20% interest in the profits and losses of a property in each of Englewood, Colorado; Miami, Florida; Overland Park, Kansas; and Baytown, Texas, respectively. Each property is held as tenants-in-common with affiliates of the general partners.

         In January 2002, Titusville Joint Venture, in which the Partnership owned a 73.4% interest, sold its property to a third party and received net sales proceeds of approximately $165,600, resulting in a gain of approximately $4,900 to the joint venture. The property had been vacant since 1997. The Partnership and the joint venture partner dissolved the joint venture and the Partnership received approximately $106,500 representing its pro rata share of the joint venture's liquidating distribution. No gain or loss was recorded relating to the dissolution of the joint venture. This property was identified for sale as of December 31, 2001.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


4.       Investment in Joint Ventures - Continued

         As of December 31, 2003, RTO Joint Venture, and the Partnership and affiliates, as tenants-in-common in four separate tenancy-in-common arrangements, each owned one property. The following presents the combined, condensed financial information for these joint venture and tenancy in common arrangements at:

                                                                           December 31,
                                                                    2003                   2002
                                                             --------------------    -----------------

             Real estate properties with operating
                 leases, net                                      $    4,114,961          $ 4,174,084
             Net investment in direct financing
                 leases                                                3,270,072            3,318,332
             Cash                                                         64,186               21,217
             Accrued rental income                                       421,178              378,316
             Other assets                                                     --                  122
             Liabilities                                                  66,112               28,002
             Partners' capital                                         7,804,285            7,864,069


                                                           2003            2002            2001
                                                      ----------------  ------------  ---------------
             Revenues                                     $   840,811     $ 824,515       $  874,954
             Expenses                                         (62,437 )     (74,104 )        (68,292 )
                                                      ----------------  ------------  ---------------
             Net income                                   $   778,374     $ 750,411       $  806,662
                                                      ================  ============  ===============

         The Partnership recognized income of $211,613, $207,800, and $139,219, for the years ended December 31, 2003, 2002, and 2001, respectively, from these joint ventures and properties held as tenants in common.

5.       Discontinued Operations

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

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


5.       Discontinued Operations - Continued

         In December 2002, the Partnership entered into an agreement with a third party to sell its property in Fayetteville, North Carolina. As a result, the Partnership reclassified the asset from land and building with operating leases to real estate held for sale. The reclassified asset was recorded at the lower of its carrying amount or fair value, less cost to sell. In connection with the anticipated sale of the property, the Partnership recorded a provision for write-down of assets of approximately $567,600 during the quarter ended December 31, 2002. The Partnership had recorded provisions for write-down of assets in previous years, including approximately $331,300 during the year ended December 31, 2001 relating to this property. The provisions represented the difference between the property's net carrying value and its then estimated fair value. In February 2003, the Partnership sold this property, and received net sales proceeds of approximately $383,300, resulting in a gain on disposal of discontinued operations of approximately $2,200. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $12,375. The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.

         The  operating  results  of  the  discontinued   operations  for  these
         properties are as follows:

                                                                    Year Ended December 31,
                                                              2003               2002               2001
                                                         ----------------  ------------------  ---------------

              Rental revenues                                    $    --         $    72,147      $   312,617
              Expenses                                            (4,123 )           (47,771 )        (37,710 )
              Provision for write-down of assets                      --            (647,285 )       (331,304 )
                                                         ----------------  ------------------  ---------------
              Loss from discontinued operations               $   (4,123 )      $   (622,909 )    $   (56,397 )
                                                         ================  ==================  ===============

6.       Allocations and Distributions

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

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


6.       Allocations and Distributions - Continued

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

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partner in succeeding years. Accordingly, the general partners were not allocated any net income during the years ended December 31, 2003, 2002, and 2001.

         During the years ended December 31, 2003, 2002, and 2001, the Partnership declared distributions to the limited partners of $1,756,252, $3,082,500, and $2,400,000, respectively. Distributions for the years ended December 31, 2003, 2002, and 2001, included $350,000, $1,600,000, and $650,000, respectively in special distributions, as a result of the distribution of the net sales proceeds from the 2003 sale of the property in Fayetteville, North Carolina and the 2002 sales of the properties in Montgomery, Alabama; Altus, Oklahoma, and Canton Township, Michigan, the liquidating distribution received from
         Titusville Joint Venture, and the 2001 sales of the properties in Washington, Illinois and Schererville, Indiana. These amounts were applied toward the limited partners' cumulative 10% Preferred Return. No distributions have been made to the general partners to date.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


7.       Income Taxes

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                          2003            2002            2001
                                                                      -------------   -------------   -------------

              Net income for financial reporting purposes               $1,017,572       $ 279,799       $ 918,047

              Effect of timing differences relating to
                  deprecation                                               14,012           3,962         (12,508 )

              Provision for write-down of assets                                --         647,285         884,977

              Direct financing leases recorded as operating
                  leases for tax reporting purposes                             --           6,634          20,457

              Effect of timing differences relating to
                 gains/losses on real estate property sales               (527,289 )      (467,924 )       (21,271 )

              Effect of timing differences relating to
                 equity in earnings of unconsolidated
                 joint ventures                                             (8,356 )      (436,140 )          (134 )

              Effect of timing differences relating to
                  allowance for doubtful accounts                               --         (28,216 )        28,216

              Accrued rental income                                        (22,512 )       (21,106 )       (57,270 )

              Rents paid in advance                                         32,407          12,580         (28,566 )

              Effect of timing differences relating to
                 minority interest                                          (1,813 )          (133 )          (133 )
                                                                      -------------   -------------   -------------

              Net income (loss) for federal income tax
                  purposes                                               $ 504,021       $  (3,259 )   $ 1,731,815
                                                                      =============   =============   =============

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


8.       Related Party Transactions

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP, a wholly owned subsidiary of CNL Restaurant Properties, Inc. (formerly known as CNL American Properties Fund, Inc.), served as the Partnership's advisor until January 1, 2002, when it assigned its rights and obligations under a management agreement to RAI Restaurants, Inc. (the "Advisor"). The Advisor is a wholly owned subsidiary of CNL Restaurant Properties, Inc. ("CNL-RP"). The individual general partners are stockholders and directors of CNL-RP.

         The Advisor provides services pursuant to a management agreement with the Partnership. In connection therewith, the Partnership has agreed to pay the Advisor an annual, noncumulative, subordinated management fee of one-half of one percent of the Partnership assets under management (valued at cost) annually. The property management fee is limited to one percent of the sum of gross operating revenues from joint ventures or competitive fees for comparable services. In addition, these fees are incurred and payable only after the limited partners receive their aggregate, noncumulative 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no property management fees will be due or payable for such year. As a result of such threshold, no property management fees were incurred during the years ended December 31, 2003, 2002, and 2001.

         The Advisor is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties, based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sales. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions. During the years ended December 31, 2003, 2002, and 2001, the Partnership incurred $12,375, $45,300, and $40,928, respectively, in deferred, subordinated real estate disposition fees as a result of the Partnership's sale of the property in Fayetteville, North Carolina; the properties in Montgomery, Alabama; Altus, Oklahoma; and Canton Township, Michigan; and the properties in Schererville, Indiana and Washington, Illinois, respectively.

         The Partnership's affiliates provided accounting and administrative services. The Partnership incurred $98,400, $133,609, and $130,412, for the years ended December 31, 2003, 2002, and 2001, respectively, for such services.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


8.       Related Party Transactions - Continued

         The amount due to related parties consisted of the following at December 31:

                                                                           2003                  2002
                                                                      ---------------       ----------------

                 Expenditures incurred on behalf of the
                     Partnership                                           $   1,007               $    780
                 Accounting and administrative services                        7,088                  9,866
                 Deferred, subordinated real estate
                     disposition fees                                        182,449                170,074
                 Other                                                            --                 62,450
                                                                      ---------------       ----------------

                                                                          $  190,544             $  243,170
                                                                      ===============       ================

9.       Concentration of Credit Risk

         The following schedule presents total rental revenues from individual lessees, each representing more than 10% of the Partnership's total rental revenues (including total rental revenues from the Partnership's consolidated joint venture and the Partnership's share of total rental revenues from unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                      2003             2002               2001
                                                  --------------   --------------    ---------------

                 IHOP Properties, Inc.                $ 279,036        $ 279,795          $ 280,071
                 Winston's GC No. 1, Inc.               211,040          204,252            261,191
                 Golden Corral Corp.                        N/A              N/A            267,273

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than 10% of the Partnership's total rental revenues (including total rental revenues from the Partnership's consolidated joint venture and the Partnership's share of total rental revenues from unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                            2003              2002               2001
                                                       ---------------   ----------------    --------------

                IHOP                                        $ 279,036         $  279,795         $ 280,071
                KFC                                           273,290            279,300           253,969
                Golden Corral Buffet and Grill                211,040            320,971           528,464
                Taco Bell                                     181,026            178,897               N/A
                Pizza Hut                                     159,933                N/A               N/A

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant or chains did not represent more than 10% of the Partnership's total rental and earned income.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


9.       Concentration of Credit Risk - Continued

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains will significantly impact the Partnership's operating results if the Partnership is not able to re-lease the properties in a timely manner.

10.      Selected Quarterly Financial Data

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2003 and 2002.

                  2003 Quarter              First         Second          Third         Fourth           Year
         -------------------------------  -----------  -------------   ------------  -------------  ---------------

         Continuing Operations (1):
              Revenues                     $ 281,608      $ 281,285      $ 264,376      $ 383,165      $ 1,210,434
              Equity in earnings of
                unconsolidated joint
                ventures                      53,401         52,815         52,645         52,752          211,613
              Income from continuing
                operations                   221,617        235,211        218,639        344,003        1,019,470
         Discontinued Operations (1):
              Revenues                            --             --             --             --               --
              Loss from and gain on
                disposal of
                discontinued
                operations (2)                (1,898 )           --             --             --           (1,898 )

         Net income                          219,719        235,211        218,639        344,003        1,017,572

         Income (loss) per limited partner
            unit:
         Continuing operations               $  4.43       $   4.70       $   4.37       $   6.89        $   20.39
         Discontinued operations               (0.04 )           --             --             --            (0.04 )
                                          -----------  -------------   ------------  -------------  ---------------

                                             $  4.39       $   4.70       $   4.37       $   6.89        $   20.35
                                          ===========  =============   ============  =============  ===============

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


10.      Selected Quarterly Financial Data - Continued

                  2002 Quarter              First         Second          Third         Fourth           Year
         -------------------------------  -----------  -------------   ------------  -------------  ---------------

         Continuing Operations (1):
              Revenues                     $ 311,235      $ 290,390      $ 297,161      $ 376,203      $ 1,274,989
              Equity in earnings of
                unconsolidated joint
                ventures                      50,630         51,929         52,707         52,534          207,800
              Income from continuing
                operations                   222,644        221,231        246,799        325,814        1,016,488
         Discontinued Operations (1):
              Revenues                        41,974         15,342         14,831             --           72,147
              Loss from and loss on
                disposal of
                discontinued
                operations (2)               (26,638 )      (95,958 )      (85,710 )     (528,383 )       (736,689 )

         Net income (loss) (2)               196,006        125,273        161,089       (202,569 )        279,799

         Income (loss) per limited partner
            unit:
         Continuing operations               $  4.45       $   4.43       $   4.94       $   6.51        $   20.33
         Discontinued operations               (0.53 )        (1.92 )        (1.72 )       (10.56 )         (14.73 )
                                          -----------  -------------   ------------  -------------  ---------------

                                             $  3.92       $   2.51       $   3.22      $   (4.05 )      $    5.60
                                          ===========  =============   ============  =============  ===============

         (1) Certain items in the quarterly financial data have been reclassified to conform to the 2003 presentation. This reclassification had no effect on net income. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations. The results of operations relating to properties that were either identified for sale and disposed of subsequent to January 1, 2002 or were classified as held for sale as of December 31, 2003 are reported as discontinued operations for all periods presented.

         (2) In March 2002, the Partnership entered into an agreement to sell the property in Fayetteville, North Carolina. Based on the pending contract, the Partnership recorded a provision for write-down of assets of approximately $46,300 during the quarter ended March 31, 2002. This contract was subsequently terminated and in December 2002, the Partnership entered into a new agreement to sell this property. Based on the new contract, the Partnership recorded an additional provision for write-down of assets of approximately $521,300 during the fourth quarter of 2002. The Partnership sold this property in February 2003.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 9A. Controls and Procedures

         The General Partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

         There was no change in internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.



                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL-RP, CCM, CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 57. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL-RP, a public, unlisted real estate investment trust since 1994. Mr. Seneff served as Chief Executive Officer of CNL-RP from 1994 through August 1999 and as Co-Chief Executive Officer from December 2000 through September 2003. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the
Partnership's advisor, from its inception in 1990 until it merged with a wholly-owned subsidiary of CNL-RP in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. CNL Fund Advisors, Inc., formerly CNL Institutional Advisors, Inc., is a registered investment advisor. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc., a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since 1973. CNL Financial Group, Inc. is and is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp., all of which are engaged in the business of real estate finance. Mr. Seneff also serves as a Director and Chairman of the Board of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; and served as Chief Executive Officer of CNL Hospitality Properties, Inc. from its inception in 1997 until 2003 and served as Co-Chief Executive Officer from February 2003 until May 1, 2003. Mr. Seneff has served as Chairman of the Board of CNL Hospitality Corp., the advisor to CNL Hospitality Properties, Inc., since its inception in 1997. Mr. Seneff also served as Chief Executive Officer from its inception in 1997 through February 2003, and currently serves as Co-Chief Executive Officer of CNL Hospitality Corp. Mr. Seneff has served as Director and Chairman of the Board of CNL Retirement Corp. since 1997 and served as Chief Executive Officer of CNL Retirement Corp. from 1997 through 2003. CNL Retirement Corp. is the advisor to CNL Retirement Properties, Inc., a public, unlisted real estate investment trust. Mr. Seneff has also served as Director and Chairman of the Board of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange, since 1992 and served as Chief Executive Officer of Commercial Net Lease Realty, Inc. from 1992 through February 2004. Mr. Seneff has served as a Director, Chairman of the Board, and Chief Executive Officer of CNL Securities Corp. since its formation in 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of CNL Commercial Finance, Inc. since 2000. Mr. Seneff also serves as Chairman of the Board of CNLBank, an independent, state-chartered commercial bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of the Florida state retirement plan. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 56. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne has served as a Director and Vice Chairman of the Board of CNL-RP since 1994. Mr. Bourne also served as President of CNL-RP from 1994 through February 1999 and served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. Mr. Bourne served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of CNL-RP including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc. Mr. Bourne serves as Director, Vice Chairman of the Board and Treasurer and from 1997 until June 2002 served as President of CNL Hospitality Properties, Inc. and as Director, President and Treasurer of CNL Hospitality Corp. Mr. Bourne also serves as Director and Treasurer of CNL Retirement Properties, Inc. and as Director and Treasurer of CNL Retirement Corp. Mr. Bourne serves as a Director of CNLBank. Mr. Bourne has also served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc. Mr. Bourne serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 48. Mr. McWilliams has served as President of CNL-RP since May 2001 and as Chief Executive Officer of CNL-RP since September 2003. Mr. McWilliams served as Co-Chief Executive Officer of CNL-RP from December 2000 through September 2003 and served as Chief Executive Officer from September 1999 through December 2000. Mr. McWilliams also served as President and Chief Executive Officer of CNL Franchise Network Corp., a wholly owned subsidiary of CNL-RP since August 2002 and served as President of CNL-RP from February 1999 until September 1999 and as Executive Vice President of CNL-RP from 1997 through February 1999. Mr. McWilliams served as an Executive Vice President of CNL Financial Group, Inc. from the time he joined the company in April 1997 until September 1999. Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc., a corporation engaged in the business of real estate financing, from April 1997 until the acquisition of such entities by wholly owned subsidiaries of CNL-RP in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven  D.  Shackelford,  age  40.  Mr.  Shackelford  was  promoted  to
Executive Vice President and Chief Operating Officer of CNL-RP in September 2003. Mr. Shackelford has also served as Chief Financial Officer since January 1997. He served as Senior Vice President of CNL-RP from January 1997 through July 2000, when he was promoted to Executive Vice President. Mr. Shackelford has also served as Secretary and Treasurer of CNL-RP since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the
Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

         Thomas Arasi, age 46. Mr. Arasi has served as President of CCM since it was formed in July 2003 to provide strategic advisory services to the General Partners. He has served in various consulting capacities to CNL Hospitality Corp and other CNL affiliates since January 2003. Since November 2001 he has been an independent consultant working for a variety of operating and investment companies in the hospitality industry. Until October 2001, Mr. Arasi was President & Chief Executive Officer, and a member of the Board of Directors of Lodgian, Inc., a New York Stock Exchange traded company, one of the largest independent hotel owner/operators in North America, with hotel properties under most brand names including Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Crowne Plaza, Holiday Inn, Hilton, and Radisson. From June 1997 through November 2000, Mr. Arasi was a member of the Management Committee and held several top operating positions with Bass Hotels & Resorts, one of the leading international owners, operators and franchisors of hotels, most recently serving as President, Bass Hotels & Resort--The Americas. Mr. Arasi was formerly President of Tishman Hotel Corporation, Vice President of Salomon Brothers, Inc., in New York, Tokyo and Los Angeles and held positions with Sheraton, Westin and HVS International. Mr. Arasi graduated from Cornell University in January 1981, where he received a Bachelor's degree in Hotel and Restaurant Administration.

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

         Based solely on the General Partners' review of the copies of such forms the Partnership has received and written representations from certain
Reporting Persons that they were not required to file Forms 5 for the last fiscal year, the General Partners believe that all Reporting Persons complied with all filing requirements applicable to them with respect to transactions during fiscal 2003.

Code of Business Conduct

         The Partnership does not have employees and, accordingly, has not adopted a code of business conduct applicable exclusively to the Partnership. However, employees of the General Partners or their affiliates, including the individual General Partners, are bound by the Code of Business Conduct adopted November 11, 2003 by CNL Holdings, Inc. Separately, the employees of the Advisor are bound by the similar Code of Business Conduct adopted by CNL Restaurant Properties, Inc. Each of these codes of business conduct will be made available to any person who writes the Partnership requesting a copy.

Audit Committee Financial Expert

         Due to its organization as a limited partnership, the Partnership does not have an audit committee that is responsible for supervising the Partnership's relationship with its independent auditors. For the Partnership, this role is performed by the General Partners. Based on his previous service as the principal financial officer of companies with businesses similar to that of the Partnership, Robert A. Bourne, one of the General Partners, has the requisite experience to be considered an "audit committee financial expert" as defined in the rules under the Securities Exchange Act of 1934, if the Partnership had an audit committee. As a General Partner, Mr. Bourne is not independent of the Partnership.

Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         As of March 12, 2004 no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 12, 2004 the beneficial ownership interests of the General Partners in the Registrant.

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

Item 13. Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2003, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                 Type of                                                                       Amount Incurred
               Compensation                               Method of                              For the Year
              and Recipient                              Computation                       Ended December 31, 2003
              -------------                              -----------                       -----------------------

   Reimbursement   to  affiliates   for      Operating  expenses are  reimbursed      Accounting   and    administrative
   operating expenses                        at the  lower of cost or 90% of the      services: $98,400
                                             prevailing rate at which comparable
                                             services could have been obtained
                                             in the same geographic area. If the
                                             General Partners or their
                                             affiliates loan funds to the
                                             Partnership, the General Partners
                                             or their affiliates will be
                                             reimbursed for the interest and
                                             fees charged to them by
                                             unaffiliated lenders for such
                                             loans. Affiliates of the General
                                             Partners from time to time incur
                                             certain operating expenses on
                                             behalf of the Partnership for which
                                             the Partnership reimburses the
                                             affiliates without interest.

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





                 Type of                                                                       Amount Incurred
               Compensation                               Method of                              For the Year
              and Recipient                              Computation                       Ended December 31, 2003
              -------------                              -----------                       -----------------------

   Deferred,  subordinated  real estate      A   deferred,   subordinated   real      $12,375
   disposition     fee    payable    to      estate   disposition  fee,  payable
   affiliates                                upon    sale   of   one   or   more
                                             Properties, in an amount equal to
                                             the lesser of (i) one-half of a
                                             competitive real estate commission,
                                             or (ii) three percent of the sales
                                             price of such Property or
                                             Properties. Payment of such fee
                                             shall be made only if affiliates of
                                             the General Partners provide a
                                             substantial amount of services in
                                             connection with the sale of a
                                             Property or Properties and shall be
                                             subordinated to certain minimum
                                             returns to the Limited Partners.
                                             However, if the net sales proceeds
                                             are reinvested in a replacement
                                             property, no such real estate
                                             disposition fee will be incurred
                                             until such replacement property is
                                             sold and the net sales proceeds are
                                             distributed.

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






                 Type of                                                                       Amount Incurred
               Compensation                               Method of                              For the Year
              and Recipient                              Computation                       Ended December 31, 2003
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


Item 14.  Principal Accountant Fees and Services

         The following table outlines the only fees paid or accrued by the Partnership for the audit and other services provided by the Partnership's independent certified public accountants, PricewaterhouseCoopers LLP, for the years ended December 31:

                                   2003                       2002
                           ---------------------      ---------------------

       Audit Fees (1)              $      7,019               $      6,000
       Tax Fees (2)                       4,769                      6,324
                           ---------------------      ---------------------
            Total                 $      11,788              $      12,324
                           =====================      =====================


         (1) Audit services of PricewaterhouseCoopers LLP for 2003 and 2002 consisted of the examination of the financial statements of the Partnership and quarterly review of financial statements.

         (2)  Tax Fees relates to tax consulting and compliance services.

         Each of the non-audit services described above was approved by the General Partners. Due to its organization as a limited partnership, the Partnership does not have an audit committee.

                                     PART IV


Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report.

    1. Financial Statements

           Report of Independent Certified Public Accountants

           Balance Sheets at December 31, 2003 and 2002

           Statements of Income for the years ended December 31, 2003, 2002, and 2001

           Statements of Partners' Capital for the years ended December 31, 2003, 2002, and 2001

           Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001

           Notes to Financial Statements

    2. Financial Statement Schedule

           Schedule III - Real Estate and Accumulated Depreciation at December 31, 2003

           Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2003

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

         10.1 Property Management Agreement between CNL Income Fund III, Ltd. and CNL Investment Company. (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on April 5, 1993, and incorporated herein by reference.)

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

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 2003 through December 31, 2003.

(c)      Not applicable.

(d)      Other Financial Information

         The Partnership is required to file audited financial information of its tenant, IHOP Corp. because this tenant leased more than 20% of the Partnership's total assets for the year ended December 31, 2003. The summarized financial information presented for IHOP Corp. and Subsidiaries as of December 31, 2003 and 2002, and for the three years in the period ended December 31, 2003 was obtained from the Form 10-K filed by IHOP Corp. and Subsidiaries with the Securities and Exchange Commission.

                           IHOP Corp. and Subsidiaries
                             Selected Financial Data
                                 (In Thousands)


                Consolidated Balance Sheet Data:

                                                                                  December 31,
                                                                             2003              2002
                                                                         --------------    --------------

                Current Assets                                               $ 127,081         $ 159,101
                Noncurrent Assets                                              715,923           660,699
                                                                         --------------    --------------
                     Total Assets                                            $ 843,004         $ 819,800
                                                                          ==============    ==============

                Current Liabilities                                          $  45,373          $ 53,564
                Noncurrent Liabilities                                         415,271           401,847
                Stockholders' Equity                                           382,360           364,389
                                                                         --------------    --------------
                      Total Liabilities and Stockholders' Equity              $ 843,004         $ 819,800
                                                                         ==============    ==============



              Consolidated Statements of Operations Data:
                                                                          Year Ended December 31,
                                                                   2003            2002             2001
                                                               -------------  ----------------  -------------

              Gross Revenues                                      $ 404,805         $ 365,874      $ 324,436
              Costs and Expenses (including income taxes)          (368,023 )        (325,026 )     (284,148 )
                                                               -------------  ----------------  -------------

              Net Income                                          $  36,782         $  40,848      $  40,288
                                                               =============  ================  =============


                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 2004.

                                        CNL INCOME FUND III, LTD.

                                        By: CNL REALTY CORPORATION
                                            General Partner

                                            /s/ Robert A. Bourne
                                            ----------------------------------
                                            ROBERT A. BOURNE, President


                                        By: ROBERT A. BOURNE
                                            General Partner

                                            /s/ Robert A. Bourne
                                            ----------------------------------
                                            ROBERT A. BOURNE


                                        By: JAMES M. SENEFF, JR.
                                            General Partner

                                            /s/ James M. Seneff, Jr.
                                            ----------------------------------
                                            JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                                      Title                                      Date

  /s/ Robert A. Bourne                      President,   Treasurer   and   Director              March 23, 2004
  ---------------------------               (Princial Financial and Accounting
  Robert A. Bourne                          (Officer)


  /s/ James M. Seneff, Jr.                  Chief  Executive  Officer and  Director              March 23, 2004
  ---------------------------               (Principal Executive Office)
  James M. Seneff, Jr.


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

                  10.1 Property Management Agreement between CNL Income Fund III, Ltd. and CNL Investment Company. (Included as
                           Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on April 5, 1993, and incorporated herein by reference.)

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

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2003

                                                          Costs Capitalized
                                                           Subsequent To          Net Cost Basis at Which
                                        Initial Cost        Acquisition        Carried at Close of Period (c)
                                    -------------------- -------------------- --------------------------------------
                            Encum-            Buildings   Improve-  Carrying        Buildings and        Accumulated
                            brances   Land    Improvements ments     Costs    Land  Improvements Total   Depreciation
                            ----------------- ---------- --------   --------- ---- ------------- ------- ------------

Properties the Partnership has
   Invested in Under Operating
   Leases:

    Burger King Restaurant:
     Kansas City, Missouri     -    $236,055   $573,739         -       -  $236,055  $573,739    $809,794   $307,591

    Golden Corral  Buffet and
     Grill Restaurant:
         Stockbridge, Georgia  -     384,644    685,511   150,000       -   384,644   835,511   1,220,155    408,791

    IHOP Restaurant:
     Auburn, Alabama           -     373,763   1,060,478        -       -   373,763  1,060,478  1,434,241    147,956

    KFC Restaurants:
     Calallen, Texas           -     219,432          -   332,043       -   219,432   332,043     551,475    171,551
     Katy, Texas               -     266,768          -   279,486       -   266,768   279,486     546,254    146,338
     Burnsville, Minnesota     -     196,159          -   437,895       -   196,159   437,895     634,054    223,808
     Page, Arizona             -     328,729          -   270,755       -   328,729   270,755     599,484    141,017

    Pizza Hut Restaurants:
     Jacksboro, Texas          -      54,274    147,337         -       -    54,274   147,337     201,611     78,986
     Seminole, Texas           -     183,284    134,531         -       -   183,284   134,531     317,815     72,128
     Austin, Texas             -     301,778    372,137         -       -   301,778   372,137     673,915    196,926

    Taco Bell Restaurants:
     Bishop, California        -     363,964          -   272,150       -   363,964   272,150     636,114    137,966
     Longwood, Florida         -     346,832          -   394,088       -   346,832   394,088     740,920    198,696

    Other:
     Winter Springs, Florida   -     268,128    270,372         -       -   268,128   270,372     538,500    144,574
     Hastings, Nebraska        -     110,800    332,400    23,636       -   110,800   356,036     466,836    192,262
     Wichita, Kansas           -     147,349    442,045         -       -   147,349   442,045     589,394    238,215
                                    ---------  --------- ---------  ------ --------- ---------  ----------  ---------


                                    $3,781,959 $4,018,550$2,160,053   $ -  $3,781,959$6,178,603 $9,960,562  $2,806,805
                                    =========  ========= =========  ====== ========= =========  ==========  =========

                   Life on Which
                   Depreciation in
 Date              Latest Income
of Con-    Date    Statement is
struction Acquired Computed
--------- --------  ------- --






 1984   12/87      (b)



 1987   11/87      (b)


 1998   10/99      (b)


 1988   12/87      (b)
 1988   02/88      (b)
 1988   02/88      (b)
 1988   02/88      (b)


 1983   12/87      (b)
 1977   12/87      (b)
 1987   02/88      (b)


 1988   05/88      (b)
 1988   06/88      (b)


 1987   01/88      (b)
 1987   10/87      (b)
 1987   11/87      (b)

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2003


(a) Transactions in real estate and accumulated depreciation are summarized below. The balances in 2003, 2002, and 2001, have been adjusted to reflect the reclassification of Properties accounted for as discontinued operations.

                                                                                                 Accumulated
                                                                            Cost                Depreciation
                                                                       ----------------       ------------------
          Properties the Partnership has Invested
              in Under Operating Leases:

                Balance, December 31, 2000                                $ 11,770,564            $   2,641,372
                Dispositions                                                (1,483,004)                 (486,874)
                Provision for write-down of assets (d)                        (205,980)                       --
          (d)
                Depreciation expense                                                --                  234,903
                                                                       ----------------       ------------------

                Balance, December 31, 2001                                  10,081,580                2,389,401
                Dispositions                                                  (121,018 )                     --
                Depreciation expense                                                --                  208,701
                                                                       ----------------       ------------------

                Balance, December 31, 2002                                   9,960,562                2,598,102
                Depreciation expense                                                --                  208,703
                                                                       ----------------       ------------------

                Balance, December 31, 2003                                 $ 9,960,562             $   2,806,805
                                                                       ================       ==================

(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2003, the aggregate cost of the Partnership's wholly owned Properties and the Property owned by the consolidated joint venture was $9,686,435 for federal income tax purposes. All of the leases are treated as operating leases for federal income tax purposes.

(d) The undepreciated cost of the Property in Montgomery, Alabama, for which the building portion had been classified as a direct financing lease, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets of approximately $515,000 as of December 31, 2001. The provision represented the difference between the Property's net carrying value and its estimate fair value. The Partnership sold this Property in May 2002.

                                  EXHIBIT 31.1

                                  EXHIBIT 31.2

                                  EXHIBIT 32.1

                                  EXHIBIT 32.2