Form 10-Q
period 2004-03-31
CNL INCOME FUND III LTD
filed 2004-05-14
CIK 817845

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

For the quarterly period ended                         March 31, 2004
                                              ----------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _____________________ to ________________________


                             Commission file number
                                     0-16850
                     ---------------------------------------


                            CNL Income Fund III, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                       59-2809460
------------------------------------         -----------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)


   450 South Orange Avenue
      Orlando, Florida                                      32801
------------------------------------------        ------------------------------
  (Address of principal executive offices)                (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
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

                                    CONTENTS



                                                                                Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                                    1

                      Condensed Statements of Income                              2

                      Condensed Statements of Partners' Capital                   3

                      Condensed Statements of Cash Flows                          4

                      Notes to Condensed Financial Statements                     5

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                         6-7

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                                 7

     Item 4.      Controls and Procedures                                         7-8


Part II.

     Other Information                                                            9-10


                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                              March 31,             December 31,
                                                                                 2004                   2003
                                                                          -------------------    -------------------
                              ASSETS

  Real estate properties with operating leases, net                            $   7,101,581           $  7,153,757
  Investment in joint ventures                                                     2,069,740              2,073,601
  Cash and cash equivalents                                                          700,737                771,278
  Receivables                                                                             --                 11,793
  Accrued rental income                                                              124,001                118,373
  Other assets                                                                        36,806                 33,865
                                                                          -------------------    -------------------

                                                                               $  10,032,865           $ 10,162,667
                                                                          ===================    ===================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable and accrued expenses                                         $     18,118             $    4,758
  Real estate taxes payable                                                           13,658                 10,070
  Distributions payable                                                              351,563                351,563
  Due to related parties                                                             200,665                190,544
  Rents paid in advance and deposits                                                  58,168                 67,831
                                                                          -------------------    -------------------
      Total liabilities                                                              642,172                624,766

  Minority interest                                                                  121,217                121,860

  Partners' capital                                                                9,269,476              9,416,041
                                                                          -------------------    -------------------

                                                                               $  10,032,865          $  10,162,667
                                                                          ===================    ===================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                                          Quarter Ended
                                                                                            March 31,
                                                                                     2004                2003
                                                                                ---------------     ---------------
Revenues:
    Rental income from operating leases                                             $  257,652          $  257,652
    Contingent rental income                                                            17,682              23,363
    Interest and other income                                                              734                 593
                                                                                ---------------     ---------------
                                                                                       276,068             281,608
                                                                                ---------------     ---------------

Expenses:
    General operating and administrative                                                58,431              53,581
    Property related                                                                       549                 963
    State and other taxes                                                                7,592               2,313
    Depreciation and amortization                                                       52,700              52,176
                                                                                ---------------     ---------------
                                                                                       119,272             109,033
                                                                                ---------------     ---------------

Income before minority interest and equity in earnings
    of unconsolidated joint ventures                                                   156,796             172,575

Minority interest                                                                       (4,176)             (4,359)

Equity in earnings of unconsolidated joint ventures                                     52,378              53,401
                                                                                ---------------     ---------------

Income from continuing operations                                                      204,998             221,617
                                                                                ---------------     ---------------

Discontinued operations:
    Loss from discontinued operations                                                       --              (4,123)
    Gain on disposal of discontinued operations                                             --               2,225
                                                                                ---------------     ---------------
                                                                                            --              (1,898)
                                                                                ---------------     ---------------

Net income                                                                          $  204,998          $  219,719
                                                                                ===============     ===============

Income (loss) per limited partner unit:
    Continuing operations                                                           $     4.10           $    4.43
    Discontinued operations                                                                 --               (0.04)
                                                                                ---------------     ---------------
                                                                                    $     4.10           $    4.39
                                                                                ===============     ===============

Weighted average number of limited partner
    units outstanding                                                                   50,000              50,000
                                                                                ===============     ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                             Quarter Ended           Year Ended
                                                                               March 31,            December 31,
                                                                                  2004                  2003
                                                                           -------------------    ------------------

General partners:
    Beginning balance                                                           $     371,371         $     371,371
    Net income                                                                             --                    --
                                                                           -------------------    ------------------
                                                                                $     371,371         $     371,371
                                                                           -------------------    ------------------

Limited partners:
    Beginning balance                                                               9,044,670             9,783,350
    Net income                                                                        204,998             1,017,572
    Distributions ($7.03 and $35.13 per
       limited partner unit, respectively)                                           (351,563)          (1,756,252)
                                                                           -------------------    ------------------
                                                                                    8,898,105             9,044,670
                                                                           -------------------    ------------------

Total partners' capital                                                         $   9,269,476         $   9,416,041
                                                                           ===================    ==================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                      Quarter Ended
                                                                                        March 31,
                                                                                 2004                2003
                                                                            ----------------     --------------


   Net cash provided by operating activities                                    $   285,841         $  235,256
                                                                            ----------------     --------------

   Cash flows from investing activities:
       Proceeds from sale of assets                                                      --            383,336
                                                                            ----------------     --------------
          Net cash provided by investing activities                                      --            383,336
                                                                            ----------------     --------------

   Cash flows from financing activities:
       Distributions to limited partners                                           (351,563)        (1,357,500)
       Distributions to holders of minority interest                                 (4,819)            (5,044)
                                                                            ----------------     --------------
          Net cash used in financing activities                                    (356,382)        (1,362,544)
                                                                            ----------------     --------------

   Net decrease in cash and cash equivalents                                        (70,541)          (743,952)

   Cash and cash equivalents at beginning of quarter                                771,278          1,994,246
                                                                            ----------------     --------------

   Cash and cash equivalents at end of quarter                                  $   700,737        $ 1,250,294
                                                                            ================     ==============

   Supplemental schedule of non-cash investing and financing activities:

       Deferred real estate disposition fee incurred and unpaid at
          end of quarter                                                        $        --         $   12,375
                                                                            ================     ==============

       Distributions declared and unpaid at end of quarter                      $   351,563         $  701,563
                                                                            ================     ==============


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                      (A Florida Limited Partnership) NOTES
                   TO CONDENSED FINANCIAL STATEMENTS Quarters
                          Ended March 31, 2004 and 2003


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund III, Ltd. (the "Partnership") for the year ended December 31, 2003.

         The Partnership accounts for its 69.07% interest in Tuscawilla Joint Venture using the consolidation method. Minority interest represents the minority joint venture partners' proportionate share of the equity in the joint venture. All significant intercompany accounts and transactions have been eliminated.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January
         2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership has adopted FIN 46R as of March 31, 2004. The Partnership was not the primary beneficiary of a variable interest entity at the time of adoption of FIN 46R, therefore the adoption had no effect on the balance sheet, partners' capital or net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund III, Ltd. (the "Partnership") is a Florida limited partnership that was organized on June 1, 1987 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2004 and 2003, the Partnership owned 14 Properties directly and six Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Net cash provided by operating activities was $285,841 and $235,256 for the quarters ended March 31, 2004 and 2003, respectively. The increase in net cash provided by operating activities during the quarter ended March 31, 2004, was a result of changes in the Partnership's working capital, such as the timing of transactions relating to the collection of receivables and the payment of expenses.

         At March 31, 2004, the Partnership had $700,737 in cash and cash equivalents, as compared to $771,278 at December 31, 2003. At March 31, 2004, these funds were held in demand deposit accounts at a commercial bank. The funds remaining at March 31, 2004, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the quarter ended March 31, 2003, the net sales proceeds from the sale of the Property in Fayetteville, North Carolina, the Partnership declared distributions to limited partners of $351,563 and $701,563 for the quarters ended March 31, 2004 and 2003, respectively. This represents distributions of $7.03 and $14.03 per unit for the quarters ended March 31, 2004 and 2003, respectively.
Distributions for the quarter ended March 31, 2003 included a special distribution of $350,000 as a result of the distribution of the net sales proceeds from the 2003 sale of the Property in Fayetteville, North Carolina. This special distribution was effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, it was applied to the limited partners' unpaid cumulative 10% Preferred Return. As a result of the sales of the Properties during previous years, the Partnership's total revenue was reduced and is expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses remained and are expected to remain fixed. Due to the sales of Properties and current and anticipated future cash from operations, distributions of net cash flow were adjusted commencing during the quarter ended March 31, 2003. No distributions were made to the general partners for the quarters ended March 31, 2004 and 2003. No amounts distributed to the limited partners for the quarters ended March 31, 2004 and 2003 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $642,172 at March 31, 2004, as compared to $624,766 at December 31, 2003. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations remained constant at $257,652 during each of the quarters ended March 31, 2004 and 2003 because the change in the leased Property portfolio related to a Property that was accounted for as discontinued operations.

         The Partnership also earned $17,682 in contingent rental income during the quarter ended March 31, 2004, as compared to $23,363 during the same period of 2003.

         The Partnership earned $52,378 attributable to net income earned by unconsolidated joint ventures during the quarter ended March 31, 2004, as compared to $53,401 during the same period of 2003. These amounts remained constant, because there were no changes in the leased Property portfolio owned by the joint ventures and the tenancies in common.

         Operating expenses, including depreciation and amortization expense, were $119,272 during the quarter ended March 31, 2004, as compared to $109,033 during the same period of 2003. Operating expenses were higher during the quarter ended March 31, 2004, as compared to the same period of 2003, because the Partnership incurred additional general operating and administrative expenses, including legal fees, and additional state taxes relating to states in which the Partnership conducts business.

         The Partnership recognized a loss from discontinued operations (property related expenses in excess of rental revenue) of $4,123 during the quarter ended March 31, 2003, relating to the Property in Fayetteville, North Carolina. The Partnership sold this Property in February 2003 and recorded a gain on disposal of discontinued operations of approximately $2,200. The Partnership had recorded provisions for write-down of assets in previous years relating to this Property.

         The general partners continuously evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership has adopted FIN 46R as of March 31, 2004. The Partnership was not the primary beneficiary of a variable interest entity at the time of adoption of FIN 46R, therefore the adoption had no effect on the balance sheet, partners' capital or net income.

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

                    (b)    Reports on Form 8-K

                     No reports of Form 8-K were filed during the quarter ended March 31, 2004.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       DATED this 7th day of May, 2004.


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