Form 10-K/A
period 2002-12-31
CNL INCOME FUND III LTD
filed 2004-08-05
CIK 817845

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

           For the transition period from ____________ to ____________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes___ No X

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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

The Form 10-K of CNL Income Fund III, Ltd. (the "Partnership") for the year ended December 31, 2002, is being amended to include the Certification of Chief Executive Officer of Corporate General Partner and the Certification of Chief
Financial  Officer of Corporate  General Partner,  each as pursuant to 18 U.S.C.
Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Form 10-K of the Partnership was previously amended (as Form 10-K/A Amendment No. 1) to include, in Item 15(d), summarized financial information of one of its tenants, IHOP Corp. as a result of the fact that this tenant leased more than 20 percent of the Partnership's total assets for the year ended December 31, 2002. This summarized financial information was not available to the Partnership at the time the Partnership filed its Form 10-K for the year ended December 31, 2002.


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

                           IHOP Corp. and Subsidiaries
                             Selected Financial Data
                                 (In Thousands)

                Consolidated Balance Sheet Data:
                                                                                  December 31,
                                                                             2002              2001
                                                                         --------------    --------------
                Current Assets                                           $     159,101     $      59,160
                Noncurrent Assets                                              660,699           582,269
                                                                         --------------    --------------
                     Total Assets                                        $     819,800     $     641,429
                                                                         ==============    ==============

                Current Liabilities                                      $      53,564     $      44,529
                Noncurrent Liabilities                                         401,847           284,470
                Stockholders' Equity                                           364,389           312,430
                                                                         --------------    --------------
                     Total Liabilities and Stockholders' Equity          $     819,800     $     641,429
                                                                         ==============    ==============

                Consolidated Statements of Operations Data:
                                                                            Year Ended December 31,
                                                                     2002            2001            2000
                                                                 -------------   -------------   -------------
                Gross Revenues                                   $    365,874    $    324,436    $    303,244
                Costs and Expenses (including income taxes)          (325,026)       (284,148)       (267,906)
                                                                 -------------   -------------   -------------
                Net Income                                       $     40,848    $     40,288    $     35,338
                                                                 =============   =============   =============


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of August 2004.

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


       Signature                                 Title                                  Date

/s/ Robert A. Bourne               President, Treasurer and Director               August 5, 2004
------------------------------     (Principal Financial and Accounting
Robert A. Bourne                   Officer)

/s/ James M. Seneff, Jr.           Chief Executive Officer and Director            August 5, 2004
------------------------------     (Principal Executive Officer)
James M. Seneff, Jr.


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