Form 10-Q
period 2004-06-30
CNL INCOME FUND III LTD
filed 2004-08-12
CIK 817845

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2004
--------------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _______________________ to ______________________


                             Commission file number
                                     0-16850
                     ---------------------------------------


                            CNL Income Fund III, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                       59-2809460
-------------------------------               ----------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


        450 South Orange Avenue
            Orlando, Florida                               32801
----------------------------------------      ----------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                 (407) 540-2000
                                              ----------------------------------


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

                                    CONTENTS




                                                                            Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                              1

                      Condensed Statements of Income                        2

                      Condensed Statements of Partners' Capital             3

                      Condensed Statements of Cash Flows                    4

                      Notes to Condensed Financial Statements               5

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                   6-8

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                           8

     Item 4.      Controls and Procedures                                   8


Part II.

     Other Information                                                      9-10

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                             June 30,             December 31,
                                                               2004                   2003
                                                        ------------------     ------------------
                       ASSETS

  Real estate properties with operating leases, net     $       7,049,405      $       7,153,757
  Investment in joint ventures                                  2,066,010              2,073,601
  Cash and cash equivalents                                       599,500                771,278
  Receivables                                                      63,539                 11,793
  Accrued rental income                                           129,629                118,373
  Other assets                                                     31,370                 33,865
                                                        ------------------     ------------------

                                                        $       9,939,453      $      10,162,667
                                                        ==================     ==================

          LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable and accrued expenses                 $          18,551      $           4,758
  Real estate taxes payable                                         9,010                 10,070
  Distributions payable                                           351,563                351,563
  Due to related parties                                          194,214                190,544
  Rents paid in advance and deposits                               51,220                 67,831
                                                        ------------------     ------------------
      Total liabilities                                           624,558                624,766

  Minority interest                                               120,525                121,860

  Partners' capital                                             9,194,370              9,416,041
                                                        ------------------     ------------------

                                                        $       9,939,453      $      10,162,667
                                                        ==================     ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                            Quarter Ended                 Six Months Ended
                                                              June 30,                        June 30,
                                                          2004             2003             2004             2003
                                                     --------------   --------------   --------------   --------------
Revenues:
    Rental income from operating leases              $     257,650    $     257,650    $     515,302    $     515,302
    Contingent rental income                                84,509           22,354          102,191           45,717
    Interest and other income                                  507            1,281            1,241            1,874
                                                     --------------   --------------   --------------   --------------
                                                           342,666          281,285          618,734          562,893
                                                     --------------   --------------   --------------   --------------

Expenses:
    General operating and administrative                    55,033           40,779          113,464           94,360
    Property related                                         1,897            1,718            2,446            2,681
    State and other taxes                                    2,086               20            9,678            2,333
    Depreciation and amortization                           55,321           52,176          108,021          104,352
                                                     --------------   --------------   --------------   --------------
                                                           114,337           94,693          233,609          203,726
                                                     --------------   --------------   --------------   --------------

Income before minority interest and equity in
    earnings of unconsolidated joint ventures              228,329          186,592          385,125          359,167

Minority interest                                           (4,350)          (4,196)          (8,526)          (8,555)

Equity in earnings of unconsolidated joint ventures         52,478           52,815          104,856          106,216
                                                     --------------   --------------   --------------   --------------

Income from continuing operations                          276,457          235,211          481,455          456,828
                                                     --------------   --------------   --------------   --------------

Discontinued operations:
    Loss from discontinued operations                           --               --               --           (4,123)
    Gain on disposal of discontinued operations                 --               --               --            2,225
                                                     --------------   --------------   --------------   --------------
                                                                --               --               --           (1,898)
                                                     --------------   --------------   --------------   --------------

Net income                                           $     276,457    $     235,211    $     481,455    $     454,930
                                                     ==============   ==============   ==============   ==============

Income (loss) per limited partner unit:
    Continuing operations                            $        5.53    $        4.70    $        9.63    $        9.14
    Discontinued operations                                     --               --               --            (0.04)
                                                     --------------   --------------   --------------   --------------
                                                     $        5.53     $       4.70   $         9.63   $         9.10
                                                     ==============   ==============   ==============   ==============

Weighted average number of limited partner
    units outstanding                                       50,000           50,000           50,000           50,000
                                                     ==============   ==============   ==============   ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                 Six Months Ended          Year Ended
                                                     June 30,             December 31,
                                                       2004                   2003
                                               --------------------    ------------------
General partners:
    Beginning balance                          $           371,371     $         371,371
    Net income                                                  --                    --
                                               --------------------    ------------------
                                               $           371,371     $         371,371
                                               --------------------    ------------------

Limited partners:
    Beginning balance                                    9,044,670             9,783,350
    Net income                                             481,455             1,017,572
    Distributions ($14.06 and $35.13 per
       limited partner unit, respectively)                (703,126)           (1,756,252)
                                               --------------------    ------------------
                                                         8,822,999             9,044,670
                                               --------------------    ------------------

Total partners' capital                        $         9,194,370     $       9,416,041
                                               ====================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                            Six Months Ended
                                                                                June 30,
                                                                        2004              2003
                                                                   --------------    --------------

   Net cash provided by operating activities                       $     541,209     $     488,605
                                                                   --------------    --------------

   Cash flows from investing activities:
       Proceeds from sale of assets                                           --           383,336
                                                                   --------------    --------------
          Net cash provided by investing activities                           --           383,336
                                                                   --------------    --------------

   Cash flows from financing activities:
       Distributions to limited partners                                (703,126)       (2,059,063)
       Distributions to holders of minority interest                      (9,861)          (10,093)
                                                                   --------------    --------------
          Net cash used in financing activities                         (712,987)       (2,069,156)
                                                                   --------------    --------------

   Net decrease in cash and cash equivalents                            (171,778)       (1,197,215)

   Cash and cash equivalents at beginning of period                      771,278         1,994,246
                                                                   --------------    --------------

   Cash and cash equivalents at end of period                      $     599,500     $     797,031
                                                                   ==============    ==============

   Supplemental schedule of non-cash investing and financing activities:

       Deferred real estate disposition fee incurred and
          unpaid at end of period                                  $          --     $      12,375
                                                                   ==============    ==============

       Distributions declared and unpaid at end of period          $     351,563     $     351,563
                                                                   ==============    ==============


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

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

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January
         2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership adopted FIN 46R during the quarter ended March 31, 2004. The Partnership was not the primary beneficiary of a variable interest entity at the time of adoption of FIN 46R, therefore the adoption had no effect on the balance sheet, partners' capital or net income.

2.       Subsequent Event

         On August 9, 2004, the Partnership entered into a definitive Agreement and Plan of Merger pursuant to which the Partnership will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL
         Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. CNL Restaurant Properties, Inc. currently provides property management and other services to the Partnership. The merger of the Partnership (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U. S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the transaction, the limited partners will receive total consideration of approximately $12.96 million, consisting of approximately $10.84 million in cash and approximately $2.12 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $289,000 consisting of approximately $242,000 in cash and approximately $47,000 in preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund III, Ltd. (the "Partnership," which may be referred to as "we," "us," or "our") is a Florida limited partnership that was organized on June 1, 1987 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2004 and 2003, we owned 14 Properties directly and six Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Net cash provided by operating activities was $541,209 and $488,605 for the six months ended June 30, 2004 and 2003, respectively. The increase in net cash provided by operating activities during the six months ended June 30, 2004, was a result of changes in our working capital, such as the timing of transactions relating to the collection of receivables and the payment of expenses, and changes in income and expenses, such as changes in rental revenues and changes in operating and property related expenses.

         At June 30, 2004, we had $599,500 in cash and cash equivalents, as compared to $771,278 at December 31, 2003. At June 30, 2004, these funds were held in demand deposit accounts at a commercial bank. The funds remaining at June 30, 2004, will be used toward the payment of distributions and other liabilities.

Short-Term Liquidity

         Our investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. The general partners believe that the leases will generate net cash flow in excess of operating expenses.

         Our  short-term   liquidity   requirements  consist  primarily  of  our
operating expenses.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with our operations.

         We generally distribute cash from operations remaining after the payment of operating expenses, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations and sales proceeds from prior years, we declared distributions to limited partners of $703,126 and $1,053,126 for the six months ended June 30, 2004 and 2003, respectively ($351,563 for each of the quarters ended June 30, 2004 and 2003). This represents distributions of $14.06 and $21.06 per unit for the six months ended June 30, 2004 and 2003, respectively ($7.03 for each of the quarters ended June 30, 2004 and 2003). Distributions for the six months ended June 30, 2003 included a special distribution of $350,000 as a result of the distribution of the net sales proceeds from the 2003 sale of the Property in Fayetteville, North Carolina. This special distribution was effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, it was applied to the limited partners' unpaid cumulative 10% Preferred Return. As a result of the sales of Properties during previous years, our total revenue was reduced and is expected to remain reduced in subsequent periods, while the majority of our operating expenses remained and are expected to remain fixed. Due to the sales of Properties and current and anticipated future cash from operations, distributions of net cash flow were adjusted commencing during the quarter ended March 31, 2003. No distributions were made to the general partners for the quarters and six months ended June 30, 2004 and 2003. No amounts distributed to the limited partners for the six months ended June 30, 2004 and 2003 are required to be or have been treated as a return of capital for purposes of
calculating   the   limited   partners'   return  on  their   adjusted   capital
contributions. We intend to continue to make distributions of cash to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $624,558 at June 30, 2004, as compared to $624,766 at December 31, 2003. Liabilities at June 30, 2004, to the extent they exceed cash and cash equivalents at June 30, 2004, will be paid from anticipated future cash from operations or from future general partner contributions.

Long-Term Liquidity

         We have no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations remained constant at $515,302 during each of the six months ended June 30, 2004 and 2003, $257,650 of which was earned during each of the second quarters of 2004 and 2003. The only change in the leased Property portfolio related to a Property accounted for as discontinued operations.

         We earned $102,191 in contingent rental income during the six months ended June 30, 2004, as compared to $45,717 during the same period of 2003, $84,509 and $22,354 of which were earned during the second quarters of 2004 and 2003, respectively. The increase in contingent rental income during the quarter and six months ended June 30, 2004 was primarily due to an increase in reported gross sales of a restaurant in Stockbridge, Georgia, whose lease requires the payment of contingent rental income.

         We earned $104,856 attributable to net income earned by unconsolidated joint ventures during the six months ended June 30, 2004, as compared to $106,216 during the same period of 2003, $52,478 and $52,815 of which were earned during the second quarters of 2004 and 2003, respectively. These amounts remained relatively constant, because the leased Property portfolio owned by the joint ventures and the tenancies in common did not change.

         Operating expenses, including depreciation and amortization expense, were $233,609 during the six months ended June 30, 2004, as compared to $203,726 during the same period of 2003, $114,337 and $94,693 of which were incurred during the second quarters of 2004 and 2003, respectively. Operating expenses were higher during the quarter and six months ended June 30, 2004, as compared to the same periods of 2003, because we incurred additional general operating and administrative expenses, including legal fees, and additional state taxes relating to states in which we conduct business.

         We recognized a loss from discontinued operations (property related expenses in excess of rental revenue) of $4,123 during the six months ended June 30, 2003, relating to the Property in Fayetteville, North Carolina. We sold this Property in February 2003 and recorded a gain on disposal of discontinued operations of approximately $2,200. We had recorded provisions for write-down of assets in previous years relating to this Property.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. We adopted FIN 46R during the quarter ended March 31, 2004. We were not the primary beneficiary of a variable interest entity at the time of adoption of FIN 46R, therefore the adoption had no effect on the balance sheet, partners' capital or net income.

         The general partners believe their primary objective is to maintain current operations with restaurant operators as successfully as possible, while evaluating strategic alternatives, including alternatives that may provide liquidity to the limited partners. Real estate markets are strong throughout much of the nation, and the performance of restaurants has generally improved after several challenging years. As a result, the general partners believe that this is an attractive period for a strategic event to monetize the interests of the limited partners.

         In furtherance of this, on August 9, 2004, we entered into a definitive Agreement and Plan of Merger pursuant to which we will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. Our merger (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U. S. Restaurant Properties, Inc. and CNL

Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. U.S. Restaurant Properties, Inc. is a real estate investment trust (REIT) that focuses primarily on acquiring, owning and leasing restaurant properties. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the transaction, our limited partners will receive total consideration of approximately $12.96 million, consisting of approximately $10.84 million in cash and approximately $2.12 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $289,000 consisting of approximately $242,000 in cash and approximately $47,000 in preferred stock.

         We received an opinion from Wachovia Capital Markets, LLC that as of August 9, 2004 the merger consideration to be received by the holders of our general and limited partnership interests is fair, from a financial point of view, to such holders.

         As reflected above, the contemplated transactions are complex, and contingent upon certain conditions. The restaurant marketplace, the real estate industry, and the equities markets, all individually or taken as a whole, could impact the economics of this transaction. As a result, there is no assurance that we will be successful in completing the contemplated transaction.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

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

     (b) Reports on Form 8-K

         No reports of Form 8-K were filed during the quarter ended June 30, 2004.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of August 2004.


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