Form 10-Q
period 2004-09-30
CNL INCOME FUND III LTD
filed 2004-11-15
CIK 817845

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2004
   --------------------------------------------------------------------------

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


                            CNL Income Fund III, Ltd.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                      59-2809460
--------------------------------              ---------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


         450 South Orange Avenue
             Orlando, Florida                               32801
----------------------------------------      ----------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
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

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                            September 30,           December 31,
                                                                                 2004                   2003
                                                                          -------------------    -------------------
                              ASSETS

  Real estate properties with operating leases, net                       $        6,997,229     $        7,153,757
  Investment in joint ventures                                                     2,060,299              2,073,601
  Cash and cash equivalents                                                          524,154                771,278
  Receivables                                                                         63,083                 11,793
  Accrued rental income                                                              135,258                118,373
  Other assets                                                                        29,634                 33,865
                                                                          -------------------    -------------------

                                                                          $        9,809,657     $       10,162,667
                                                                          ===================    ===================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable and accrued expenses                                   $           50,676     $            4,758
  Real estate taxes payable                                                            8,168                 10,070
  Distributions payable                                                              351,563                351,563
  Due to related parties                                                             195,262                190,544
  Rents paid in advance and deposits                                                  57,022                 67,831
                                                                          -------------------    -------------------
      Total liabilities                                                              662,691                624,766

  Minority interest                                                                  119,810                121,860

  Partners' capital                                                                9,027,156              9,416,041
                                                                          -------------------    -------------------

                                                                          $        9,809,657     $       10,162,667
                                                                          ===================    ===================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                   Quarter Ended                Nine Months Ended
                                                                   September 30,                  September 30,
                                                                2004            2003           2004             2003
                                                            -------------    -----------  ---------------  --------------
Revenues:
    Rental income from operating leases                     $    257,657     $  257,657   $      772,959   $     772,959
    Contingent rental income                                       4,833          5,109          107,024          50,826
    Interest and other income                                        618          1,610            1,859           3,484
                                                            -------------    -----------  ---------------  --------------
                                                                 263,108        264,376          881,842         827,269
                                                            -------------    -----------  ---------------  --------------

Expenses:
    General operating and administrative                          70,960         37,460          184,424         131,820
    Property related                                               1,768          2,522            4,214           5,203
    State and other taxes                                             --          1,899            9,678           4,232
    Depreciation and amortization                                 54,011         52,176          162,032         156,528
                                                            -------------    -----------  ---------------  --------------
                                                                 126,739         94,057          360,348         297,783
                                                            -------------    -----------  ---------------  --------------

Income before minority interest and equity in earnings
    of unconsolidated joint ventures                             136,369        170,319          521,494         529,486

Minority interest                                                 (4,334)        (4,325)         (12,860)        (12,880)

Equity in earnings of unconsolidated joint ventures               52,314         52,645          157,170         158,861
                                                            -------------    -----------  ---------------  --------------

Income from continuing operations                                184,349        218,639          665,804         675,467
                                                            -------------    -----------  ---------------  --------------

Discontinued operations:
    Loss from discontinued operations                                 --             --               --          (4,123)
    Gain on disposal of discontinued operations                       --             --               --           2,225
                                                            -------------    -----------  ---------------  --------------
                                                                      --             --               --          (1,898)
                                                            -------------    -----------  ---------------  --------------

Net income                                                  $    184,349     $  218,639   $      665,804   $     673,569
                                                            =============    ===========  ===============  ==============

Income (loss) per limited partner unit:
    Continuing operations                                   $       3.69     $     4.37   $        13.32   $       13.51
    Discontinued operations                                           --             --               --           (0.04)
                                                            -------------    -----------  ---------------  --------------
                                                            $       3.69     $     4.37   $        13.32   $       13.47
                                                            =============    ===========  ===============  ==============

Weighted average number of limited partner
    units outstanding                                             50,000         50,000           50,000          50,000
                                                            =============    ===========  ===============  ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                          Nine Months Ended          Year Ended
                                                                            September 30,           December 31,
                                                                                 2004                   2003
                                                                         ---------------------    ------------------

General partners:
    Beginning balance                                                    $            371,371     $         371,371
    Net income                                                                             --                    --
                                                                         ---------------------    ------------------
                                                                         $            371,371     $         371,371
                                                                         ---------------------    ------------------

Limited partners:
    Beginning balance                                                               9,044,670             9,783,350
    Net income                                                                        665,804             1,017,572
    Distributions ($21.09 and $35.13 per
       limited partner unit, respectively)                                         (1,054,689)           (1,756,252)
                                                                         ---------------------    ------------------
                                                                                    8,655,785             9,044,670
                                                                         ---------------------    ------------------

Total partners' capital                                                  $          9,027,156     $       9,416,041
                                                                         =====================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                 2004                 2003
                                                                            ----------------     --------------


   Net cash provided by operating activities                                $       822,475      $     778,540
                                                                            ----------------     --------------

   Cash flows from investing activities:
       Proceeds from sale of assets                                                      --            383,336
                                                                            ----------------     --------------
          Net cash provided by investing activities                                      --            383,336
                                                                            ----------------     --------------

   Cash flows from financing activities:
       Distributions to limited partners                                         (1,054,689)        (2,410,626)
       Distributions to holders of minority interest                                (14,910)           (14,978)
                                                                            ----------------     --------------
          Net cash used in financing activities                                  (1,069,599)        (2,425,604)
                                                                            ----------------     --------------

   Net decrease in cash and cash equivalents                                       (247,124)        (1,263,728)

   Cash and cash equivalents at beginning of period                                 771,278          1,994,246
                                                                            ----------------     --------------

   Cash and cash equivalents at end of period                               $       524,154      $     730,518
                                                                            ================     ==============

   Supplemental schedule of non-cash investing and financing activities:

       Deferred real estate disposition fee incurred and unpaid at
          end of period                                                     $            --      $      12,375
                                                                            ================     ==============

       Distributions declared and unpaid at end of period                   $       351,563      $     351,563
                                                                            ================     ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND III, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003


   1.    Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Merger Transaction

         On August 9, 2004, the Partnership entered into a definitive Agreement and Plan of Merger pursuant to which the Partnership will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL
         Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. CNL Restaurant Properties, Inc. currently provides property management and other services to the Partnership. The merger of the Partnership (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U.S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the merger agreement, if the transaction is approved, the limited partners will receive total consideration of approximately $12.96 million, consisting of approximately $10.84 million in cash and approximately $2.12 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $289,000 consisting of approximately $242,000 in cash and approximately $47,000 in preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund III, Ltd. (the "Partnership," which may be referred to as "we," "us," or "our") is a Florida limited partnership that was organized on June 1, 1987 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2004 and 2003, we owned 14 Properties directly and six Properties indirectly through joint venture or tenancy in common arrangements.

Merger Transaction

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

         In furtherance of this, on August 9, 2004, we entered into a definitive Agreement and Plan of Merger pursuant to which we will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. Our merger (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U.S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. U.S. Restaurant Properties, Inc. is a real estate investment trust (REIT) that focuses primarily on acquiring, owning and leasing restaurant properties. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the merger agreement, if the transaction is approved, our limited partners will receive total consideration of approximately $12.96 million, consisting of approximately $10.84 million in cash and approximately $2.12 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $289,000 consisting of approximately $242,000 in cash and approximately $47,000 in preferred stock.

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



Capital Resources

         Net cash provided by operating activities was $822,475 and $778,540 for the nine months ended September 30, 2004 and 2003, respectively. At September 30, 2004, we had $524,154 in cash and cash equivalents, as compared to $771,278 at December 31, 2003. At September 30, 2004, these funds were held in demand deposit accounts at a commercial bank. The funds remaining at September 30, 2004, will be used toward the payment of distributions and other liabilities.

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


         We generally distribute cash from operations remaining after the payment of operating expenses, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations and sales proceeds from prior years, we declared distributions to limited partners of $1,054,689 and $1,404,689 for the nine months ended September 30, 2004 and 2003, respectively ($351,563 for each of the quarters ended September 30, 2004 and 2003). This represents distributions of $21.09 and $28.09 per unit for the nine months ended September 30, 2004 and 2003, respectively ($7.03 for each of the quarters ended September 30, 2004 and
2003). Distributions for the nine months ended September 30, 2003 included a special distribution of $350,000 as a result of the distribution of the net sales proceeds from the 2003 sale of the Property in Fayetteville, North Carolina. This special distribution was effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, it was applied to the limited partners' unpaid cumulative 10% Preferred Return. As a result of the sales of Properties during previous years, our total revenue was reduced and is expected to remain reduced in subsequent periods, while the majority of our operating expenses remained and are expected to remain fixed. Due to the sales of Properties and current and anticipated future cash from operations, distributions of net cash flow were adjusted commencing during the quarter ended March 31, 2003. No distributions were made to the general partners for the quarters and nine months ended September 30, 2004 and 2003. No amounts distributed to the limited partners for the nine months ended September 30, 2004 and 2003 are required to be or have been treated as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. We intend to continue to make distributions of cash to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $662,691 at September 30, 2004, as compared to $624,766 at December 31, 2003. The increase in liabilities at September 30, 2004, as compared to December 31, 2003, was due to an increase in accounts payable and accrued expenses. Liabilities at September 30, 2004, to the extent they exceed cash and cash equivalents at September 30, 2004, will be paid from anticipated future cash from operations or from future general partner contributions.

Long-Term Liquidity

         We have no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations remained constant at $772,959 during each of the nine months ended September 30, 2004 and 2003, $257,657 of which was earned during each of the third quarters of 2004 and 2003. The only change in the leased Property portfolio related to a Property accounted for as discontinued operations.

         In September 2004, Sydran Services, LLC, the parent company of Sydran Food Services II, LLC, the tenant of the Property in Kansas City, Missouri, filed for Chapter 11 bankruptcy protection. As of November 5, 2004, we have received all of the rental payments relating to this lease. While the tenant has neither rejected nor affirmed the one lease it has with us, there can be no assurance that the lease will not be rejected in the future. The lost revenues that would result if the tenant were to reject this lease will have an adverse effect on our results of operations if we are not able to re-lease the Property in a timely manner.

         We earned $107,024 in contingent rental income during the nine months ended September 30, 2004, as compared to $50,826 during the same period of 2003, $4,833 and $5,109 of which were earned during the third quarters of 2004 and 2003, respectively. The increase in contingent rental income during the nine months ended September 30, 2004 was primarily due to an increase in reported gross sales of a restaurant in Stockbridge, Georgia, whose lease requires the payment of contingent rental income.

         We earned $157,170 attributable to net income earned by unconsolidated joint ventures during the nine months ended September 30, 2004, as compared to $158,861 during the same period of 2003, $52,314 and $52,645 of which were earned during the third quarters of 2004 and 2003, respectively. These amounts remained relatively constant, because the leased Property portfolio owned by the joint ventures and the tenancies in common did not change.

         Operating expenses, including depreciation and amortization expense, were $360,348 during the nine months ended September 30, 2004, as compared to $297,783 during the same period of 2003, $126,739 and $94,057 of which were incurred during the third quarters of 2004 and 2003, respectively. Operating expenses were higher during the quarter and nine months ended September 30, 2004, as compared to the same periods of 2003, because we incurred additional general operating and administrative expenses, including, primarily, legal fees, incurred in connection with the merger transaction described above. In addition, we incurred higher state taxes during the nine months ended September 30, 2004, relating to states in which we conduct business.

         We recognized a loss from discontinued operations (property related expenses in excess of rental revenue) of $4,123 during the nine months ended September 30, 2003, relating to the Property in Fayetteville, North Carolina. We sold this Property in February 2003 and recorded a gain on disposal of discontinued operations of approximately $2,200. We had recorded provisions for write-down of assets in previous years relating to this Property.

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

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings.   Inapplicable.
          -----------------

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
          ------------------------------------------------------------
          Inapplicable.

Item 3.   Defaults upon Senior Securities.  Inapplicable.
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders.  Inapplicable.
          --------------------------------------------------

Item 5.   Other Information.  Inapplicable.
          -----------------

Item 6.   Exhibits and Reports on Form 8-K.

          (a)   Exhibits

                2.1 Agreement and Plan of Merger among U.S. Restaurant Properties, Inc., Ivanhoe Acquisition III, LLC, and CNL Income Fund III, Ltd., dated as of August 9, 2004. (Included as Exhibit 99.2 to Form 8-K filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.)

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

         DATED this 10th day of November 2004.


                            CNL INCOME FUND III, LTD.

                            By:   CNL REALTY CORPORATION
                                  General Partner


                                  By:  /s/ James M. Seneff, Jr.
                                       --------------------------------------
                                       JAMES M. SENEFF, JR.
                                       Chief Executive Officer
                                       (Principal Executive Officer)


                                  By:  /s/ Robert A. Bourne
                                       --------------------------------------
                                       ROBERT A. BOURNE
                                       President and Treasurer
                                       (Principal Financial and
                                        Accounting Officer)

                                  EXHIBIT INDEX


Exhibit Number


        Exhibits

        2.1 Agreement and Plan of Merger among U.S. Restaurant Properties, Inc., Ivanhoe Acquisition III, LLC, and CNL Income Fund III, Ltd., dated as of August 9, 2004. (Included as Exhibit 99.2 to Form 8-K filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.)

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